Form 10-K
period 2004-12-31
OCEAN SHORE HOLDING CO
filed 2005-03-30
CIK 1298716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-51000

OCEAN SHORE HOLDING CO.

(Exact name of registrant as specified in its charter)

UNITED STATES	22-3584037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Asbury Avenue, Ocean City, New Jersey	08226
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 399-0012

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2004, was not applicable as the Company completed its initial public offering on December 21, 2004.

The number of shares outstanding of the registrant’s common stock as of March 15, 2005 was 8,762,742.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Ocean Shore Holding Co.’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which Ocean Shore Holding Co. operates, as well as nationwide, Ocean Shore Holding Co.’s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Ocean Shore Holding Co. assumes no obligation to update any forward-looking statements.

PART I

Item 1. BUSINESS

General

Ocean Shore Holding Co. (“Ocean Shore Holding” or the “Company”) is a federally chartered savings and loan holding company established in 1998 to be the holding company for Ocean City Home Bank. Ocean Shore Holding’s business activity is the ownership of the outstanding capital stock of Ocean City Home Bank. Ocean Shore Holding does not own or lease any property but instead uses the premises, equipment and other property of Ocean City Home Bank with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement. In the future, Ocean Shore Holding may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so.

Ocean City Home Bank is a federally chartered savings bank. We operate as a community-oriented financial institution offering a wide range of financial services to consumers and businesses in our market area. We attract deposits from the general public, small businesses and municipalities and use those funds to originate real estate loans, small commercial loans and consumer loans, which we hold primarily for investment.

OC Financial MHC is our federally chartered mutual holding company parent. As a mutual holding company, OC Financial MHC is a non-stock company that has as its members the depositors of Ocean City Home Bank. OC Financial MHC does not engage in any business activity other than owning a majority of the common stock of Ocean Shore Holding. So long as we remain in the mutual holding company form of organization, OC Financial MHC will own a majority of the outstanding shares of Ocean Shore Holding.

Our website address is www.ochome.com. Information on our website should not be considered a part of this Form 10-K.

Market Area

We are headquartered in Ocean City, New Jersey, which is located in northern Cape May County on the coast of the Atlantic Ocean. In addition to our main office, we operate five branch offices in Atlantic and Cape May Counties, which we consider our primary market area. The economy of Atlantic County is dominated by the service sector, of which the gaming industry in nearby Atlantic City is the primary employer. The economy of Cape May is primarily geared toward tourism. According to published statistics, Atlantic County’s population in 2002 was approximately 259,000 persons and Cape May County’s population was approximately 102,000. The economy in Atlantic County has been strong in recent years as new and expanding casinos in Atlantic City along with new retail centers and entertainment venues have led to job growth and an increase in housing development.

Cape May County has also benefited from the growth in and around Atlantic City, as many residents commute into that area for employment. Although the economy in our market area has been strong in recent years, median household and per capita income in Atlantic and Cape May Counties are lower than the comparable figures for New Jersey as a whole. In addition, median household income in Cape May County was below the national average in 2000 and continuing to decrease, and by 2008 both Atlantic and Cape May Counties are projected to be below the national average. We attribute this to several factors. First, there has been an influx of retirees with limited incomes but moderate to substantial wealth. Additionally, since our market is located outside of a major metropolitan area, average income levels are negatively affected by the small portion of high-paying, white collar jobs. In our market area, lower paying service jobs provide a relatively large portion of overall employment.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and from other financial service companies, such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds and other corporate and government securities. At June 30, 2004, which is the most recent date for which data is available from the FDIC, we held approximately 5.1% of the deposits in Atlantic County, which was the 7th largest market share out of 17 financial institutions with offices in this county. Also, at June 30, 2004, we held approximately 9.6% of the deposits in Cape May County, which was the 7th largest market share out of 13 financial institutions with offices in this county. Banks owned by Bank of America Corporation, Wachovia Corporation and The PNC Financial Services Group, Inc., all of which are large bank holding companies, also operate in our market area. These institutions are significantly larger than us and, therefore, have significantly greater resources.

Our competition for loans comes primarily from financial institutions in our market area and, to a lesser extent, from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

General. The largest segment of our loan portfolio is one- to four-family residential mortgage loans. The other significant segments of our loan portfolio are multi-family and commercial real estate loans, construction loans, commercial loans and consumer loans. We originate loans primarily for investment purposes.

One- to Four-Family Residential Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in our market area. We offer fixed-rate and adjustable-rate mortgage loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees charged, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

We offer fixed-rate loans with terms of either 10, 15, 20, 25 or 30 years. Our adjustable-rate mortgage loans are based on either a 15, 20, 25 or 30 year amortization schedule. Interest rates and payments on our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that ranges from one to ten years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to 2.75% to 3.25% above the one-, three- or ten-year constant maturity Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 1 or 2% per adjustment period and the lifetime interest rate cap is generally 5 or 6% over the initial interest rate of the loan.

In order to attract borrowers, we have developed products and policies to provide flexibility in times of changing interest rates. For example, some of our adjustable-rate loans permit the borrower to convert the loan to a fixed-rate loan. In addition, for a fixed fee plus a percentage of the loan amount we will allow the borrower to modify a loan’s interest rate to equal the current rate for that loan type. Recently, we began offering loans that require the payment of interest only for a period of years.

Because of our location on the South Jersey shore, some of the properties securing our residential mortgages are second homes or rental properties. At December 31, 2004, 34.5% of our one- to four-family mortgage loans were secured by second homes or rental properties. If the property is a second home, our underwriting emphasizes the borrower’s ability to repay the loan out of current income. If the property is a rental property, we focus on the anticipated income from the property. Interest rates on loans secured by rental properties are typically 1/2% higher than comparable loans secured by primary or secondary residences. Although the industry generally considers mortgage loans secured by rental properties or second homes to have a higher risk of default than mortgage loans secured by the borrower’s primary residence, we have not experienced credit problems on these types of loans.

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

We generally do not make conventional loans with loan-to-value ratios exceeding 95% and generally make loans with a loan-to-value ratio in excess of 80% only when secured by first and/or second liens on owner-occupied one- to four-family residences or private mortgage insurance. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance or additional collateral. When the residence securing the loan is not the borrower’s primary residence, loan-to-value ratios are limited to 80% when secured by a first lien or 90% when secured by a first and second lien or private mortgage insurance. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance for loans on property located in a flood zone, before closing the loan.

In an effort to provide financing for low and moderate income and first-time buyers, we offer special home buyers programs. We offer adjustable-rate residential mortgage loans through these programs to qualified individuals and originate the loans using modified underwriting guidelines, including reduced fees and loan conditions.

Commercial and Multi-Family Real Estate Loans. We offer fixed-rate and adjustable-rate mortgage loans secured by commercial real estate. In the past, we originated loans secured by multi-family properties and we still have a few in our portfolio; although we have not made multi-family mortgage loans in recent years, we may offer these loans in the future. Our commercial real estate loans are generally secured by condominiums, small office buildings and owner-occupied properties located in our market area and used for businesses.

We originate fixed-rate and adjustable-rate commercial real estate loans for terms up to 20 years. Interest rates and payments on adjustable-rate loans typically adjust every five years after a five year initial fixed period to a rate typically 3 to 4% above the five-year constant maturity Treasury index. In some instances, there are adjustment period or lifetime interest rate caps. Loans are secured by first mortgages and amounts generally do not exceed 80% of the property’s appraised value.

Construction Loans. We originate loans to individuals and, to a lesser extent, builders to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including condominiums, apartment buildings and owner-occupied properties used for businesses. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 90% on residential construction and 80% on commercial construction. At December 31, 2004, the largest outstanding residential construction loan commitment was for $1.3 million, $268,237 of which was outstanding. At December 31, 2004, the largest outstanding commercial construction loan commitment was $1.7 million, of which $1.1 million was outstanding. These loans were performing according to their terms at December 31, 2004. Before making a commitment to fund a residential construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.

Commercial Loans. We make commercial business loans to a variety of professionals, sole proprietorships and small businesses in our market area. Our largest commercial loan relationship was a $1.8 million loan secured by business assets. This loan was performing according to its original terms at December 31, 2004.

We offer term loans for capital improvements, equipment acquisition and long-term working capital. These loans are secured by business assets other than real estate, such as business equipment and inventory and are originated with maximum loan-to-value ratios of 80% of the value of the pledged property. We originate lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases. We also offer time notes, letters of credit and loans guaranteed by the Small Business Administration. Time notes are short-term loans and will only be granted on the basis of a defined source of repayment of principal and interest from a specific foreseeable event.

When making commercial business loans, we consider the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.

Consumer Loans. Our consumer loans are primarily home equity loans and lines of credit. Also included in our consumer loan portfolio are loans secured by passbook or certificate accounts, automobile loans, secured and unsecured personal loans and home improvement loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. Home equity loans are fixed-rate loans. We offer home equity loans with a maximum combined loan-to-value ratio of 90% and lines of credit with a maximum loan-to-value ratio of 80%. A home equity line of credit may be drawn down by the borrower for an initial period of ten years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only interest. After the initial draw period, the line of credit is frozen and the amount outstanding must be repaid over the remaining ten years of the loan term.

Loan Underwriting Risks. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and commercial real estate loans. In reaching a decision on whether to make a multi-family and commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x. Environmental surveys are generally required for commercial real estate loans of $500,000 or more.

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment. If we are forced to foreclose on a building before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are existing customers, our in-house loan originators, advertising and referrals from customers.

We generally originate loans for portfolio but from time to time will sell fixed-rate and one- to four- family residential mortgage loans in the secondary market. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. Generally, loans are sold with servicing retained and without recourse. We have the ability to sell loans on a flow basis to Fannie Mae and Freddie Mac, but our loan sales in recent years have primarily been bulk sales to other financial institutions. We sold $0, $5.1 million and $6.0 million of loans in the years ended December 31, 2004, 2003 and 2002, respectively.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. The board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience and tenure. The Chief Executive Officer or Chief Lending Officer may combine their lending authority with that of one or more other officers. All extensions of credit that exceed $1.0 million in the aggregate require the approval of the board of directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At December 31, 2004, our regulatory limit on loans to one borrower was $9 million. At that date, our largest lending relationship was $2.9 million and included loans secured by real estate, automobiles and business assets located in Cape May County, New Jersey, all of which were performing according to the original repayment terms at December 31, 2004.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of New York stock. While we have the authority under applicable law and our investment policies to invest in derivative securities, we had no such investments at December 31, 2004.

At December 31, 2004, our investment portfolio consisted primarily of U.S. agency securities, mortgage-backed securities issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, corporate debt securities, securities of municipal governments and mutual funds that invest in adjustable-rate mortgages.

Our investment objectives are to provide and maintain liquidity, to provide collateral for pledging requirements, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. Our board of directors has the overall responsibility for the investment portfolio, including approval of the investment policy and appointment of the Investment Committee. The Investment Committee consists of the Chief Executive Officer, Chief Financial Officer and Treasurer. The Investment Committee is responsible for implementation of the investment policy and monitoring our investment performance. Individual investment transactions are reviewed and approved by the board of directors on a monthly basis, while portfolio composition and performance are reviewed at least quarterly by the Investment Committee.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of our depositors are residents of the State of New Jersey. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates and to be at the upper end of the market for rates on money market and passbook accounts.

In addition to accounts for individuals, we also offer deposit accounts designed for the businesses operating in our market area. Our business banking deposit products include a commercial checking account and a sweep account. We have sought to increase our commercial deposits through the offering of these products, particularly to our commercial borrowers.

Since 1996 we have offered deposit services to municipalities and local school boards in our market area. At December 31, 2004, we had $61.1 million in deposits from three municipalities and 14 school boards, all in the form of checking accounts. We emphasize high levels of service in order to attract and retain these accounts. Unlike time deposits by municipalities, which often move from bank to bank in search of the highest available rate, checking accounts tend to be stable relationships.

Borrowings. We utilize advances from the Federal Home Loan Bank of New York and securities sold under agreements to repurchase to supplement our supply of investable funds and to meet deposit withdrawal requirements. We also have a term loan and a line of credit from another bank. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution.

Subordinated Debt. In 1998, Ocean Shore Capital Trust I, a business trust formed by us, issued $15.0 million of preferred securities in a private placement and issued approximately $464,000 of common securities to Ocean Shore Holding. Ocean Shore Capital Trust I used the proceeds of these issuances to purchase $15.5 million of our junior subordinated deferrable interest debentures. The interest rate on the debentures and the preferred trust securities is 8.67%. The debentures are the sole assets of Ocean Shore Capital Trust I and are subordinate to all of our existing and future obligations for borrowed money, our obligations under letters of credit and certain derivative contracts, and any guarantees by us of any such obligations. The preferred trust securities generally rank equal to the trust common securities in priority of payment, but rank prior to the trust common securities if and so long as we fail to make principal or interest payments on the debentures. Concurrently with the issuance of the debentures and the preferred trust and common securities, we issued a guarantee related to the trust securities for the benefit of the holders. Our obligations under the debentures, the related indenture, the trust agreement relating to the trust securities, and the guarantee constitute a full and unconditional guarantee by us of the obligations of Ocean Shore Capital Trust I under the preferred trust securities.

The stated maturity of the debentures is July 15, 2028. In addition, the debentures are subject to redemption at a specified price at the option of Ocean Shore Holding, subject to prior regulatory approval, in whole or in part after July 15, 2008. The redemption price begins at 104.335% of par and declines each year until it reaches par in 2018. The debentures are also subject to redemption prior to July 15, 2008 at a specified price after the occurrence of certain events that would either have a negative effect on our regulatory capital, have a negative tax effect on Ocean Shore Capital Trust I or us or would result in Ocean Shore Capital Trust I being treated as an investment company that is required to be registered under the Investment Company Act of 1940. Upon repayment of the debentures at their stated maturity or following their redemption, Ocean Shore Capital Trust I will use the proceeds of such repayment to redeem an equivalent amount of outstanding preferred trust securities and trust common securities.

Personnel

As of December 31, 2004, we had 108 full-time employees and 25 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Subsidiaries

Ocean Shore Holding’s only subsidiary is Ocean City Home Bank.

Ocean City Home Bank’s only active subsidiary is Seashore Financial Services, LLC. Seashore Financial Services receives commissions from the sale of non-deposit investment and insurance products.

RISK FACTORS

Rising interest rates may hurt our profits.

Interest rates were recently at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate seven times to 2.75 percent. If interest rates continue to rise, and if rates on our deposits and borrowings reprice upwards faster than the rates on our loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

Our increased emphasis on commercial lending may expose us to increased lending risks.

At December 31, 2004, $47.5 million, or 13.9%, of our loan portfolio consisted of commercial and multi-family real estate loans, commercial construction loans and commercial business loans. We have grown this portfolio in recent years and intend to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

A downturn in the local economy or a decline in real estate values could hurt our profits.

Nearly all of our loans are secured by real estate or made to businesses in Atlantic or Cape May Counties, New Jersey. As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which would hurt our profits. In recent years there has been a significant increase in real estate values in our market area. As a result of rising home prices, our loans have been well collateralized. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2004, we held 5.1% of the deposits in Atlantic County, New Jersey, which was the 7th largest share of deposits out of 17 financial institutions in the county and 9.6% of the deposits in Cape May County, New Jersey, which was the 7th largest share of deposits out of 13 financial institutions in the county. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. OC Financial MHC, Ocean Shore Holding and Ocean City Home Bank are all subject to regulation and supervision by the Office of Thrift Supervision. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Additional expenses from operating as a public company and from new stock-based benefit plans will adversely affect our profitability.

Our noninterest expenses are likely to increase as a result of the financial accounting, legal and various other additional expenses usually associated with operating as a public company. We also will recognize additional annual employee compensation and benefit expenses stemming from the shares purchased or granted to employees and executives under new benefit plans. These additional expenses will adversely affect our profitability. We cannot predict the actual amount of these new stock-related compensation and benefit expenses because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future; however, we expect them to be material. We would recognize expenses for our employee stock ownership plan when shares are committed to be released to participants’ accounts and would recognize expenses for restricted stock awards and stock options over the vesting period of awards made to recipients.

We expect that our return on equity initially will decline as a result of our recently completed public offering.

Return on equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. For the year ended December 31, 2004, our return on equity was 4.95%. Over time, we intend to use the net proceeds from our recently completed public offering to increase earnings per share and book value per share, without assuming undue risk, with the goal of achieving a return on equity that is competitive with other publicly held subsidiaries of mutual holding companies. This goal could take a number of years to achieve, and we cannot assure you that it will be attained. Consequently, you should not expect a competitive return on equity in the near future. Failure to achieve a competitive return on equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on equity.

Issuance of shares for benefit programs may dilute your ownership interest.

We intend to adopt a stock-based incentive plan in 2005. If stockholders approve the new stock-based incentive plan, we intend to issue shares to our officers and directors through this plan. If the restricted stock awards under the stock-based incentive plan are funded from authorized but unissued stock, your ownership interest in the shares issued to persons other than OC Financial MHC could be diluted by up to approximately 1.9%, assuming awards of common stock equal to 1.96% of the shares issued in the offering, including shares issued to OC Financial MHC, are awarded under the plan. If the shares issued upon the exercise of stock options under the stock-based incentive plan are issued from authorized but unissued stock, your ownership interest in the shares issued to persons other than OC Financial MHC could be diluted by up to approximately 4.7%, assuming stock option grants equal to 4.9% of the shares issued in the offering, including shares issued to OC Financial MHC, are granted under the plan.

OC Financial MHC’s majority control of our common stock will enable it to exercise voting control over most matters put to a vote of stockholders and will prevent stockholders from forcing a sale or a second-step conversion transaction you may like.

OC Financial MHC owns a majority of Ocean Shore Holding’s common stock and, through its board of directors, will be able to exercise voting control over most matters put to a vote of stockholders. The same directors and officers who manage Ocean Shore Holding and Ocean City Home Bank also manage OC Financial MHC. As a federally chartered mutual holding company, the board of directors of OC Financial MHC must ensure that the interests of depositors of Ocean City Home Bank are represented and considered in matters put to a vote of stockholders of Ocean Shore Holding. Therefore, the votes cast by OC Financial MHC may not be in your personal best interests as a stockholder. For example, OC Financial MHC may exercise its voting control to defeat a stockholder nominee for election to the board of directors of Ocean Shore Holding. In addition, stockholders will not be able to force a merger or second-step conversion transaction without the consent of OC Financial MHC. Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since fully converted institutions tend to trade at higher multiples than mutual holding companies.

Office of Thrift Supervision policy on remutualization transactions could prohibit acquisition of Ocean Shore Holding, which may adversely affect our stock price.

Current Office of Thrift Supervision regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction. However, the Office of Thrift Supervision has issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and raising issues concerning the effect on the mutual members of the acquiring entity. Under certain circumstances, the Office of Thrift Supervision intends to give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the Office of Thrift Supervision’s concerns are not warranted in the particular case. Should the Office of Thrift Supervision prohibit or otherwise restrict these transactions in the future, our per share stock price may be adversely affected. In addition, Office of Thrift Supervision regulations prohibit, for three years following completion of the offering, the acquisition of more than 10% of any class of equity security issued by us without the prior approval of the Office of Thrift Supervision.

There may be a limited market for our common stock, which may adversely affect our stock price.

Although our shares of common stock are listed on the Nasdaq National Market, there is no guarantee that the shares will be regularly traded. If an active trading market for our common stock does not develop, you may not be able to sell all of your shares of common stock on short notice and the sale of a large number of shares at one time could temporarily depress the market price. There also may be a wide spread between the bid and asked price for our common stock. When there is a wide spread between the bid and asked price, the price at which you may be able to sell our common stock may be significantly lower than the price at which you could buy it at that time.

Possible nondeductibility of the contribution to Ocean City Home Charitable Foundation.

We estimate that substantially all of the contribution to the Ocean City Home Charitable Foundation should be deductible for federal tax purposes over the permissable six-year period. However, no assurance can be made that we will have sufficient pre-tax income over the five-year period following the year in which the contribution is intitally made to fully utilize the carryover related to the excess contribution. Futhermore, although we have received an opinion from counsel that we will be entitled to the deduction for the contribution to the Ocean City Home Charitable Foundation, there can be no assurance that the Internal Revenue Service will recognize the Ocean City Home Charitable Foundation as a section 501(c)(3) exempt organization or that the deduction will be permitted. In such event, there would be no tax benefit related to the contribution to the Ocean City Home Charitable Foundation.

REGULATION AND SUPERVISION

General

Ocean City Home Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer. Ocean City Home Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. Ocean City Home Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of Thrift Supervision and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Ocean City Home Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Ocean Shore Holding, OC Financial MHC and Ocean City Home Bank and their operations. Ocean Shore Holding and OC Financial MHC, as savings and loan holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. Ocean Shore Holding also is subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Certain of the regulatory requirements that are applicable to Ocean City Home Bank, Ocean Shore Holding and OC Financial MHC are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Ocean City Home Bank, Ocean Shore Holding and OC Financial MHC and is qualified in its entirety by reference to the actual statutes and regulations.

Regulation of Federal Savings Associations

Business Activities. Federal law and regulations, primarily the Home Owners’ Loan Act and the regulations of the Office of Thrift Supervision, govern the activities of federal savings banks, such as Ocean City Home Bank. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Branching. Federal savings banks are authorized to establish branch offices in any state or states of the United States and its territories, subject to the approval of the Office of Thrift Supervision.

Capital Requirements. The Office of Thrift Supervision’s capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2004, Ocean City Home Bank met each of these capital requirements.

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the Office of Thrift Supervision within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Ocean City Home Bank, it is a subsidiary of a holding company. If Ocean City Home Bank’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. Legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2004, Ocean City Home Bank maintained 83.8% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties. Ocean City Home Bank’s authority to engage in transactions with “affiliates” is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. Ocean Shore Holding, OC Financial MHC and their non-savings institution subsidiaries would be affiliates of Ocean City Home Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to an aggregate percentage of the institution’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Ocean City Home Bank’s authority to extend credit to executive officers, directors and 10% stockholders (“insiders”), as well as entities such persons control, is limited. The law restricts both the individual and aggregate amount of loans Ocean City Home Bank may make to insiders based, in part, on Ocean City Home Bank’s capital position and requires certain board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report.

Insurance of Deposit Accounts. Ocean City Home Bank is a member of the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semi-annually by the Federal Deposit Insurance Corporation and currently range from zero basis points of assessable deposits for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A material increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Ocean City Home Bank. Management cannot predict what insurance assessment rates will be in the future.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During the four quarters ended December 31, 2004, Financing Corporation payments for Savings Association Insurance Fund members averaged 1.48 basis points of assessable deposits.

The Federal Deposit Insurance Corporation may terminate an institution’s insurance of deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of Ocean City Home Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System. Ocean City Home Bank is a member of the Federal Home Loan Bank System, which consists of (12) regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Ocean City Home Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Ocean City Home Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2004 of $3.1 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, our net interest income would likely also be reduced.

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by Office of Thrift Supervision regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of a savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

The Community Reinvestment Act requires public disclosure of an institution’s rating and requires the Office of Thrift Supervision to provide a written evaluation of an association’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system.

Ocean City Home Bank received a “satisfactory” rating as a result of its most recent Community Reinvestment Act assessment.

Holding Company Regulation

General. Ocean Shore Holding and OC Financial MHC are savings and loan holding companies within the meaning of federal law. As such, they are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the Office of Thrift Supervision has enforcement authority over Ocean Shore Holding and OC Financial MHC and their non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to Ocean City Home Bank.

Restrictions Applicable to Mutual Holding Companies. According to federal law and Office of Thrift Supervision regulations, a mutual holding company, such as OC Financial MHC, may generally engage in the following activities: (1) investing in the stock of a savings association; (2) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by Office of Thrift Supervision for multiple savings and loan holding companies. Recent legislation, which authorized mutual holding companies to engage in activities permitted for financial holding companies, expanded the authorized activities. Financial holding companies may engage in a broad array of financial service activities including insurance and securities.

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or its holding company, without prior written approval of the Office of Thrift Supervision. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law, or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings associations, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings association in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

If the savings association subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings association’s failure to so qualify.

Stock Holding Company Subsidiary Regulation. The Office of Thrift Supervision has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies. Ocean Shore Holding is the stock holding company subsidiary of OC Financial MHC. Ocean Shore Holding is permitted to engage in activities that are permitted for OC Financial MHC subject to the same restrictions and conditions.

Waivers of Dividends by OC Financial MHC. Office of Thrift Supervision regulations require OC Financial MHC to notify the Office of Thrift Supervision if it proposes to waive receipt of dividends from Ocean Shore Holding. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company is considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations. We anticipate that OC Financial MHC will waive dividends that Ocean Shore Holding may pay, if any.

Conversion of OC Financial MHC to Stock Form. Office of Thrift Supervision regulations permit OC Financial MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur, and the board of directors has no current intention or plan to undertake a conversion transaction. In a conversion transaction, a new holding company would be formed as the successor to Ocean Shore Holding, OC Financial MHC’s corporate existence would end, and certain depositors of Ocean City Home Bank would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than OC Financial MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than OC Financial MHC own the same percentage of common stock in the new holding company as they owned in Ocean Shore Holding immediately before conversion. The total number of shares held by stockholders other than OC Financial MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

Restrictions on Remutualization Transactions. Current Office of Thrift Supervision regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction. However, in June 2003 the Office of Thrift Supervision issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and raising issues concerning the effect on the mutual members of the acquiring entity. Under certain circumstances, the Office of Thrift Supervision intends to give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the Office of Thrift Supervision’s concerns are not warranted in the particular case. The Office of Thrift Supervision will require empirical data that demonstrates that the minority stockholders are receiving a reasonable value in proportion to their interest in the company. If any of the pricing parameters specified by the Office of Thrift Supervision are exceeded, the Office of Thrift Supervision will consider requiring that the transaction be approved by a majority of the votes eligible to be cast by the members of the acquiring mutual and the target mutual holding company without the use of running proxies.

Since the Office of Thrift Supervision policy on remutualization transactions was issued, there has been only one such transaction announced. It is likely that the pricing parameters imposed by the Office of Thrift Supervision policy will make remutualization transactions less attractive to mutual holding companies.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 implemented a number of legislative reforms intended to address corporate and accounting fraud. The Sarbanes-Oxley Act restricts the scope of services that may be provided by accounting firms to their public company audit clients and any non-audit services being provided to a public company audit client will require preapproval by the company’s audit committee. In addition, the Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement.

Under the Sarbanes-Oxley Act, bonuses issued to top executives before restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. The legislation accelerates the time frame for disclosures by public companies and changes in ownership in a company’s securities by directors and executive officers.

The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Among other requirements, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not.

Privacy Requirements of the GLBA

The Gramm-Leach-Bliley Act of 1999 provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States. Among other provisions, the Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties.

Anti-Money Laundering

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”) significantly expanded the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

Other Regulations

Interest and other charges collected or contracted for by Ocean City Home Bank are subject to state usury laws and federal laws concerning interest rates. Ocean City Home Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of Ocean City Home Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which, effective October 28, 2004, gave “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Federal and State Taxation

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2000. For its 2004 year, Ocean City Home Bank’s maximum federal income tax rate was 34%.

Bad Debt Reserves. For fiscal years beginning before December 31, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $2.4 million of our accumulated bad debt reserves would not be recaptured into taxable income unless Ocean City Home Bank makes a “non-dividend distribution” to Ocean Shore Holding as described below.

Distributions. If Ocean City Home Bank makes “non-dividend distributions” to Ocean Shore Holding, the distributions will be considered to have been made from Ocean City Home Bank’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from Ocean City Home Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in Ocean City Home Bank’s taxable income. Non-dividend distributions include distributions in excess of Ocean City Home Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of Ocean City Home Bank’s current or accumulated earnings and profits will not be so included in Ocean City Home Bank’s taxable income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Ocean City Home Bank makes a non-dividend distribution to Ocean Shore Holding, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. Ocean City Home Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

Ocean City Home Bank, Ocean Shore Holding and Ocean Financial MHC are subject to New Jersey’s Corporation Business Tax at the rate of 9% on its taxable income, before net operating loss deductions and special deductions for federal income tax purposes. For this purpose, “taxable income” generally means federal taxable income subject to certain adjustments (including addition of interest income on state and municipal obligations).

EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors annually elects the executive officers of OC Financial MHC, Ocean Shore Holding and Ocean City Home Bank, who serve at the Board’s discretion. Our executive officers are:

Name	Position
Steven E. Brady	President and Chief Executive Officer of Ocean Shore Holding, OC Financial MHC and Ocean City Home Bank

Anthony J. Rizzotte	Executive Vice President of Ocean Shore Holding and OC Financial MHC and Executive Vice President and Chief Lending Officer of Ocean City Home Bank

Janet Bossi	Senior Vice President of Loan Administration of Ocean City Home Bank

Kim Davidson	Senior Vice President of Business Development of Ocean City Home Bank and Corporate Secretary of OC Financial MHC, Ocean Shore Holding and Ocean City Home Bank

Paul Esposito	Senior Vice President of Marketing of Ocean City Home Bank

Donald F. Morgenweck	Senior Vice President of OC Financial MHC and Senior Vice President and Chief Financial Officer of Ocean Shore Holding and Ocean City Home Bank

Below is information regarding our executive officers who are not also directors. Each executive officer has held his or her current position for at least the last five years. Ages presented are as of December 31, 2004.

Anthony J. Rizzotte has been Executive Vice President and Chief Lending Officer of Ocean City Home B ank and Vice President of Ocean Shore Holding and OC Financial MHC since 1991. Mr. Rizzotte was named Executive Vice President of Ocean Shore Holding and OC Financial MHC in 2004. Age 49.

Janet Bossi has been the Senior Vice President of Loan Administration of Ocean City Home Bank since 2002. Prior to becoming a senior vice president, Ms. Bossi was a vice president of Ocean City Home Bank. Age 38.

Kim Davidson has been the Senior Vice President of Business Development of Ocean City Home Bank since 2001 and the Corporate Secretary of OC Financial MHC, Ocean Shore Holding and Ocean City Home Bank since 2004. Prior to becoming a senior vice president, Ms. Davidson was a vice president of Ocean City Home Bank. Age 44.

Paul Esposito has been the Senior Vice President of Marketing of Ocean City Home Bank since 1999. Prior to becoming a senior vice president, Mr. Esposito was a vice president of Ocean City Home Bank. Age 55.

Donald F. Morgenweck has been Senior Vice President and Chief Financial Officer of Ocean City Home Bank and Vice President of OC Financial MHC and Ocean Shore Holding since March 2001. Mr. Morgenweck was named Senior Vice President and Chief Financial Officer of OC Financial MHC and Ocean Shore Holding in 2004. Prior to joining Ocean City Home Bank, Mr. Morgenweck was a Vice President at Summit Bank. Age 50.

ITEM 2. PROPERTIES

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of December 31, 2004.

Location	Year Opened	Square Footage	Date of Lease Expiration	Owned/ Leased	Net Book Value as of December 31, 2004
	(Dollars in thousands)
Main Office:
1001 Asbury Avenue Ocean City, NJ 08226	1920	10,400	N/A	Owned	$1,623

Branches:
105 Roosevelt Boulevard Marmora, NJ 08223	1986	11,400	N/A	Owned	2,202

1777 New Road Linwood, NJ 08221	1994	8,600	N/A	Owned	1,279

6302 Ventnor Avenue Ventnor, NJ 08406	1994	2,600	N/A	Owned	857

1184 Ocean Heights Avenue Egg Harbor Township, NJ 08234	1999	2,100	N/A	Owned	947

778 White Horse Pike Absecon, NJ 08201	2001	2,500	2011	Leased	53

ITEM 3. LEGAL PROCEEDINGS

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 22, 2004, the common stock of Ocean Shore Holding commenced trading on the Nasdaq National Market. The high and low sales prices of the common stock during the quarter ended December 31, 2004 were $13.05 and $12.10 per share, respectively. As of March 15, 2005, there were approximately 1,006 shareholders of our common stock. We did not pay any dividends during the quarter ended December 31, 2004.

The following information is provided with respect to our sale of common stock.

a. The effective date of the Registration Statement on Form S-1 (File No. 333-118597) was November 12, 2004.

b. The offering was consummated on December 21, 2004 with the sale of all securities registered pursuant to the Registration Statement. Sandler O’Neill & Partners, L.P. acted as marketing agent for the offering.

c. The class of securities registered was common stock, par value of $0.01 per share. The aggregate amount of such securities registered was 3,835,250 shares which represented an aggregate amount of $38.4 million. The amount included 3,491,751 shares (or $34.9 million) sold in the offering and 166,492 shares (or $1.7 million) issued to Ocean City Home Charitable Foundation.

d. The expenses incurred in connection with the stock offering was $1.6 million, including expenses paid to and for underwriters of $364,753, attorney and accounting fees of $739,222 and other expenses of $486,385. The net proceeds resulting from the offering after deducting expenses was $36.8 million.

e. The net proceeds are invested in available for sale securities, including mortgage-backed securities and U.S. Government and agency obligations, and pay down of short term borrowings.

We did not repurchase any of our common stock during the quarter ended December 31, 2004 and at December 31, 2004 we had no publicly announced repurchase plans or programs.

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Financial Condition Data:
Total assets	$528,769	$479,844	$435,811	$388,470	$347,573
Securities held to maturity	10,544	3,807	4,258	2,465	21,589
Securities available for sale	106,258	123,865	103,743	102,417	92,666
Loans receivable, net	340,585	301,778	270,510	240,099	202,966
Cash and cash equivalents	47,649	28,759	38,087	23,426	9,580
Deposits	415,328	390,274	346,637	292,962	252,680
FHLB advances	10,000	10,000	10,000	5,000	3,900
Subordinated debt	15,464	15,464	—	—	—
Preferred trust securities	—	—	15,000	15,000	15,000
Other borrowings	22,840	35,504	38,118	54,480	57,780
Total equity	59,795	23,975	21,404	17,386	15,152

Operating Data:
Interest and dividend income	$22,722	$22,516	$23,809	$23,747	$24,117
Interest expense	9,398	10,015	11,720	14,539	16,219

Net interest income	13,324	12,501	12,089	9,208	7,898
Provision for loan losses	360	360	275	140	63

Net interest income after provision for loan losses	12,964	12,141	11,814	9,068	7,835
Other income	2,389	2,126	1,919	1,710	1,398
Other expenses	13,002	10,002	9,342	8,444	8,079

Income before taxes	2,352	4,265	4,391	2,334	1,154
Provision for income taxes	1,045	1,551	1,738	830	376

Net income	$1,306	$2,714	$2,653	$1,505	$778

	At or For the Year Ended December 31,
	2004	2003	2002	2001	2000
Performance Ratios:
Return on average assets	0.26%	0.58%	0.63%	0.40%	0.22%
Return on average equity	4.95	11.80	13.69	9.30	6.09
Interest rate spread (1)	2.79	2.79	2.99	2.57	2.40
Net interest margin (2)	2.90	2.90	3.12	2.68	2.46
Noninterest expense to average assets	2.59	2.14	2.22	2.25	2.30
Efficiency ratio (3)	82.74	68.94	67.07	77.69	86.51
Average interest-earning assets to average interest-bearing liabilities	105.26	104.56	104.23	102.71	101.19
Average equity to average assets	5.25	4.92	4.61	4.30	3.64

Capital Ratios (4):
Tangible capital	10.67	7.08	7.38	7.75	7.41
Core capital	10.67	7.08	7.38	7.75	7.41
Total risk-based capital	20.40	13.71	14.45	15.40	15.21

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.43	0.37	0.29	0.22	0.21
Allowance for loan losses as a percent of nonperforming loans	N/M	275.21	121.68	N/M	158.54
Net charge-offs (recoveries) to average outstanding loans during the period	N/M	0.01	0.01	0.02	0.01
Non-performing loans as a percent of total loans	N/M	0.13	0.24	0.05	0.13

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities.
(4)	Ratios are for Ocean City Home Bank.

N/M—not meaningful as nonperforming loans and net charge-offs are not material enough to allow for meaningful calculations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits, borrowings and subordinated debt. Other significant sources of pre-tax income are service charges—mostly from service charges on deposit accounts—and commissions for various services. In some years we recognize income from the sale of loans and securities.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a monthly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses. The noninterest expenses we incur in operating our business consist of salary and employee benefits expenses, occupancy and equipment expenses, advertising expenses, federal insurance premiums and other miscellaneous expenses.

Salary and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes and expenses for health insurance, retirement plans and other employee benefits.

Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, ATM and data processing expenses, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of the related assets, which range from three to 40 years. Leasehold improvements are amortized over the shorter of the useful life of the asset or term of the lease.

Advertising expenses include expenses for print, radio and television advertisements, promotions, third-party marketing services and premium items.

Federal insurance premiums are payments we make to the Federal Deposit Insurance Corporation for insurance of our deposit accounts.

Other expenses include expenses for professional services, office supplies, postage, telephone, insurance, charitable contributions, regulatory assessments and other miscellaneous operating expenses.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: allowance for loan losses and deferred income taxes.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a monthly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

Balance Sheet Analysis

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by one- to four-family residential homes, and to a lesser extent, commercial real estate. At December 31, 2004, real estate mortgage loans totaled $274.1 million, or 80.3% of total loans, compared to $255.0 million, or 84.3% of total loans at December 31, 2003.

The largest segment of our loan portfolio is one- to four-family residential loans. At December 31, 2004, these loans totaled $247.6 million and represented 72.5% of total loans compared to $229.0 million, or 75.7% of total loans, at December 31, 2003. One- to four-family residential loans increased $18.6 million, or 8.1%, in 2004 as interest rates have remained at historic low levels. Our successful loan modification program, which gives customers the ability to modify the terms of their one- to four-family mortgage loans without refinancing, greatly contributed to our ability to retain loan customers as prepayment levels rose due to the low interest rate environment. Under our loan modification program, borrowers who are current in their loan payments can modify their existing loans to the terms then offered for refinancing similar loans. Terms modified may include the interest rate, whether the interest rate is fixed or variable and the length of the loan. Loans modified under this program totaled $13.3 million in 2004.

Commercial and multi-family real estate loans totaled $26.5 million and represented 7.8% of total loans at December 31, 2004 compared to $26.0 million, or 8.6% of total loans, at December 31, 2003. Commercial and multi-family real estate loans increased $0.5 million, or 2.0%, in 2004.

We also originate construction loans secured by residential and commercial real estate. This portfolio totaled $12.8 million and represented 3.7% of total loans at December 31, 2004 compared to $10.0 million, or 3.3% of total loans, at December 31, 2003. Construction loans increased $2.8 million, or 28.1%, in 2004 due to a high level of construction activity in our market area.

We originate commercial business loans secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Commercial business loans totaled $14.1 million, and represented 4.1% of total loans at December 31, 2004, compared to $8.5 million, or 2.8% of total loans, at December 31, 2003. The $5.6 million, or 66.6%, increase in 2004 was primarily attributable to our continuing marketing efforts.

We also originate a variety of consumer loans, including home equity loans and lines of credit, loans secured by passbook or certificate accounts and secured and unsecured personal loans. Consumer loans totaled $40.5 million and represented 11.9% of total loans at December 31, 2004 compared to $29.0 million, or 9.6% of total loans, at December 31, 2003. The $11.5 million, or 39.7%, increase in 2004 was due to aggressive marketing activities and competitive pricing on our home equity loan products.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
Real estate—mortgage:
One-to four-family residential	$247,610	72.5%	$229,042	75.7%	$212,640	78.5%	$186,457	77.4%	$152,937	75.1%
Commercial and multi-family	26,483	7.8	25,969	8.6	19,105	7.1	14,311	6.0	10,187	5.0

Total real estate—mortgage loans	274,093	80.3	255,011	84.3	231,745	85.6	200,768	83.4	163,124	80.1
Real estate—construction:
Residential	5,035	1.5	4,258	1.4	5,850	2.2	5,495	2.3	3,049	1.5
Commercial	7,719	2.2	5,702	1.9	1,007	0.4	1,599	0.7	3,260	1.6

Total real estate— construction loans	12,754	3.7	9,960	3.3	6,857	2.6	7,094	2.9	6,309	3.1
Commercial	14,111	4.1	8,472	2.8	7,034	2.6	7,385	3.1	6,133	3.0
Consumer:
Home equity	39,264	11.5	27,592	9.1	23,528	8.7	22,468	9.3	23,894	11.7
Other	1,244	0.4	1,404	0.5	1,780	0.6	2,991	1.2	4,191	2.1

Total consumer loans	40,508	11.9	28,996	9.6	25,308	9.3	25,459	10.6	28,085	13.8

Total loans	341,466	100.0%	302,439	100.0%	270,944	100.0%	240,706	100.0%	203,651	100.0%

Net deferred loan fees	585		455		341		(76)		(260)
Allowance for losses	(1,466)		(1,116)		(775)		(531)		(425)

Loans, net	$340,585		$301,778		$270,510		$240,099		$202,966

The following table sets forth certain information at December 31, 2004 regarding the dollar amount of loan principal repayments coming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Real Estate- Mortgage Loans	Real Estate- Construction Loans	Commercial Loans	Consumer Loans	Total Loans
	(In thousands)
Amounts due in:
One year or less	$127	$10,008	$7,865	$101	$18,101
More than one to five years	2,083	2,746	3,296	8,383	16,508
More than five years	271,883	0	2,950	32,024	306,857

Total	$274,093	$12,754	$14,111	$40,508	$341,466

The following table sets forth the dollar amount of all loans at December 31, 2004 that are due after December 31, 2005 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude applicable loans in process, unearned interest on consumer loans and net deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate—mortgage loans	$196,521	$77,323	$273,844
Real estate—construction loans	1,147	1,599	2,746
Commercial loans	654	5,714	6,368
Consumer loans	26,002	14,404	40,406

Total	$224,324	$99,040	$323,364

The following table shows loan origination, purchase and sale activity during the periods indicated.

	2004	2003	2002	2001	2000
	(In thousands)
Total loans at beginning of period	$302,439	$270,944	$240,706	$203,651	$185,915

Loans originated:
Real estate—mortgage	63,872	94,033	85,274	64,677	25,204
Real estate—construction	18,226	15,353	16,485	13,054	11,402
Commercial	14,802	11,349	4,909	6,526	8,152
Consumer	30,583	24,279	18,063	13,898	12,891

Total loans originated	127,483	145,014	124,731	98,155	57,649

Loans purchased	464	—	394	—	—
Deduct:
Real estate loan principal repayments	60,685	72,950	65,015	35,042	22,819
Loan sales	—	5,068	6,003	4,259	676
Other repayments	28,235	30,501	26,869	21,799	16,418

Net loan activity	39,027	31,495	30,238	37,055	17,736

Total loans at end of period	$341,466	$302,439	$270,944	$240,706	$203,651

Securities. Our securities portfolio consists primarily of U.S. Government and agency securities, mortgage-backed securities, corporate debt securities, municipal securities and mutual funds that invest in adjustable-rate loans and mortgage-backed securities. Although corporate debt securities and municipal securities generally have greater credit risk than U.S. treasury and government agency securities, they generally have higher yields than government securities of similar duration. Securities decreased $10.2 million, or 8.5%, in the year ended December 31, 2004 as we invested excess liquidity in federal funds sold.

The following table sets forth the carrying values and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2004		2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. Government and agencies	$20,517	$20,360	$19,050	$19,108	$2,991	$3,023
Mortgage-backed	51,732	52,025	60,803	61,495	57,618	59,544
Corporate debt	20,574	20,705	28,862	29,088	29,749	28,959
Other debt	4,948	5,070	5,946	6,044	6,944	7,018

Total debt securities	97,771	98,160	114,661	115,735	97,302	98,544
Mutual funds	8,029	8,098	8,029	8,130	5,029	5,199

Total securities available for sale	105,800	106,258	122,690	123,865	102,331	103,743

Securities held to maturity:
Mortgage-backed	2,157	2,162	741	772	1,487	1,548
Municipal	8,387	8,398	3,066	3,098	2,770	2,808

Total securities held to maturity	10,544	10,560	3,807	3,870	4,257	4,356

Total	$116,344	$116,819	$126,497	$127,735	$106,588	$108,099

At December 31, 2004, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2004. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2004, mortgage-backed securities with adjustable rates totaled $23.2 million. Weighted average yields are on a tax-equivalent basis.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Government and agencies	$995	2.50%	$18,069	2.64%	$1,296	3.03%	$0	—	$20,360	2.66%
Mortgage-backed	—		4,969	4.08	6,362	4.35	40,694	4.77%	52,025	4.65
Corporate debt	10,090	4.51	604	2.70	996	4.00	9,015	6.89	20,705	5.47
Municipal	—	—	—	—	—	—	5,070	6.84	5,070	6.84

Total available for sale debt securities	11,085	4.33	23,642	2.94	8,654	4.11	54,779	5.31	98,160	4.52
Mutual funds	—	—	—	—	—	—	8,098	3.07	8,098	3.07
Securities held to maturity:
Mortgage-backed	—	—	—	—	—	—	2,157	5.69	2,157	5.69
Municipal	7,937	2.76	450	7.31	—	—	—	—	8,387	3.00

Total held to maturity debt securities	7,937	2.76	450	7.31	—	—	2,157	5.69	10,544	3.55

Total	$19,022	3.67%	$24,092	3.03%	$8,654	4.11%	$65,034	5.04%	$116,802	4.34%

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2004:

	December 31, 2004
	Less Than 12 Months		12 Months or Longer		Total
	(In thousands)
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities—Municipal	$1,128	$3	—	—	$1,128	$3
U.S. Government and Federal Agencies	19,064	174	—	—	19,064	174
Corporate	9,133	126	$2,103	$37	11,236	163
Mortgage Backed	22,080	179	4,970	59	27,050	238
Mutual Funds	—	—	7,890	136	7,890	136

	$51,405	$482	$14,962	$232	$66,367	$715

Management believes that the estimated fair value of the securities is dependent upon the movement in market interest rate and that the unrealized losses are temporary. The determination of whether a decline in market value is other than temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if conclusions other than those made by management were to determine whether an other than temporary impairment exists.

Deposits. Our primary source of funds are retail deposit accounts held primarily by individuals and businesses within our market area. We also actively solicit deposits from municipalities in our market area. Municipal deposit accounts differ from business accounts in that we pay interest on those deposits and we pledge collateral (typically investment securities) with the New Jersey Department of Banking to secure the portion of the deposits that are not covered by federal deposit insurance.

The deposit base is comprised of demand deposits, savings accounts and time deposits. Deposits increased $25.0 million, or 6.4%, in 2004. The increase in deposits consisted primarily of an increase in money market deposit accounts, commercial checking accounts and savings accounts. Certificates of deposit remained substantially unchanged. The increase in commercial checking accounts was the result of aggressive marketing. The increase in money market and savings accounts was attributable primarily to competitive interest rates and the movement of customer funds out of riskier investments, including the stock market.

We aggressively market checking and savings accounts, as these tend to provide longer-term customer relationships and a lower cost of funding compared to time deposits. Due to our marketing efforts and the low interest rate environment that has prevailed over the past few years we have been able to grow core deposits to 72.2% of total deposits at December 31, 2004.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$35,318	8.5%	$26,907	6.9%	$27,012	7.8%
Interest-bearing demand deposits	169,500	40.8	158,918	40.7	129,391	37.3
Savings accounts	94,915	22.9	90,698	23.2	61,763	17.8
Certificates of deposit	115,595	27.8	113,751	29.2	128,471	37.1

Total	$415,328	100.0%	$390,274	100.0%	$346,637	100.0%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2004. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$5,229
Over three through six months	1,932
Over six through twelve months	3,829
Over twelve months	21,613

Total	$32,603

The following table sets forth time deposits classified by rates at the dates indicated.

	At December 31,
	2004	2003	2002
	(In thousands)
0.00 - 1.00%	$18	$3,672	$—
1.01 - 2.00%	35,126	33,858	4,861
2.01 - 3.00%	28,041	26,984	46,786
3.01 - 4.00%	19,389	15,249	23,140
4.01 - 5.00%	20,947	18,216	18,426
5.01 - 6.00%	3,700	5,707	14,378
6.01 - 7.00%	8,374	10,065	20,880

Total	$115,595	$113,751	$128,471

The following table sets forth the amount and maturities of time deposits at December 31, 2004.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)
0.00 - 1.00%	$18	$—	$—	$—	$—	$18	—%
1.01 - 2.00%	35,029	88	—	—	—	35,127	30.4
2.01 - 3.00%	12,334	9,230	6,382	95	—	28,041	24.2
3.01 - 4.00%	2,541	545	10,135	1,000	5,167	19,388	16.8
4.01 - 5.00%	258	711	453	3,921	15,604	20,947	18.1
5.01 - 6.00%	707	426	448	2,090	29	3,700	3.2
6.01 - 7.00%	602	1,244	6,132	396	—	8,374	7.2

Total	$51,499	$12,244	$23,550	$7,502	$20,800	$115,595	100.0%

The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Beginning balance	$390,274	$346,637	$292,962
Increase before interest credited	18,670	36,338	45,669
Interest credited	6,384	6,999	8,006

Net increase in deposits	25,054	43,337	53,675

Ending balance	$415,328	$390,274	$346,637

Borrowings. We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments and to meet deposit withdrawal requirements.

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Maximum amount outstanding at any month end during the period:
FHLB advances	$10,000	$15,000	$10,000
Securities sold under agreements to repurchase	34,590	35,860	51,835
Subordinated debt	15,464	15,464	—
Preferred trust securities	—	—	15,000
Other borrowings	1,890	2,688	2,912

Average amounts outstanding during the period:
FHLB advances	$10,000	$11,313	$1,575
Securities sold under agreements to repurchase	33,289	34,785	50,277
Subordinated debt	15,464	15,464	—
Preferred trust securities	—	—	15,000
Other borrowings	1,612	2,430	2,828

Weighted average interest rate during the period:
FHLB advances	3.07%	2.82%	2.12%
Securities sold under agreements to repurchase	3.72	3.58	4.35
Subordinated debt	8.67	8.67	—
Preferred trust securities	—	—	8.67
Other borrowings	6.25	6.25	6.87

Balance outstanding at end of period:
FHLB advances	$10,000	$10,000	$10,000
Securities sold under agreements to repurchase	22,840	33,490	35,410
Subordinated debt	15,464	15,464	—
Preferred trust securities	—	—	15,000
Other borrowings	—	2,014	2,708

Weighted average interest rate at end of period:
FHLB advances	3.07%	3.07%	2.40%
Securities sold under agreements to repurchase	4.86	3.61	3.56
Subordinated debt	8.67	8.67	—
Preferred trust securities	—	—	8.67
Other borrowings	—	6.25	6.25

Federal Home Loan Bank advances were unchanged at December 31, 2004 from December 31, 2003. These advances mature in 2008 through 2013.

Securities sold under agreements to repurchase decreased $10.7 million during 2004 as we paid down these borrowings with pay-offs from mortgage-backed securities. At December 31, 2004, securities sold under agreements to repurchase included $20.0 million of Federal Home Loan Bank securities with maturities that range from 2005 to 2011. At December 31, 2004, the remaining $2.8 million had a 14 day maturity.

Subordinated debt reflects the junior subordinated deferrable interest debentures issued by us in 1998 to a business trust formed by us that issued $15.0 million of preferred securities in a private placement. Due to a change in accounting rules, we deconsolidated the issuer trust as of December 31, 2003. For periods prior to the year ended December 31, 2003, the above table reflects the issuance of the preferred trust securities.

Results of Operations for the Years Ended December 31, 2004, 2003 and 2002

Overview.

	2004	2003	2002	% Change 2004/2003	% Change 2003/2002
	(Dollars in thousands)
Net income	$1,306	$2,714	$2,653	(51.9)%	2.3%
Return on average assets	0.26%	0.58%	0.63%	(55.2)%	(7.9)%
Return on average equity	4.95%	11.80%	13.69%	(58.1)%	(13.8)%
Average equity to average assets	5.25%	4.92%	4.61%	6.1%	6.7%

2004 vs. 2003. Net income decreased $1.4 million in 2004 due primarily to the nonrecurring expense associated with the pretax $2.0 million contribution ($1.3 million after tax) to the newly formed Ocean City Home Charitable Foundation. Net interest income increased 6.6% in 2004 to $13.3 million as a result of a higher volume of interest-earning assets and a decrease in the cost of funds. Other income increased 12.4% to $2.4 million due to higher service charges. Other expenses increased 30.0% to $13.0 million due to the $2.0 million contribution to the Foundation and increases to salary, benefits and occupancy.

2003 vs. 2002. Net income increased $61,000, or 2.3%, in 2003 as increases in net interest income and other income were mostly offset by an increase in noninterest expense and the provision for loan losses. Net interest income increased 3.4% in 2003 to $12.5 million primarily as a result of a higher volume of interest-earning assets and a decrease in the cost of funds. Other income increased 10.8% to $2.1 million due to higher service charges, which resulted from growth in core deposits and the introduction of overdraft protection services in late 2002, and increased gain on the sale of loans. Other expenses increased 7.1% to $10.0 million primarily as a result of higher salary and benefits expenses.

Net Interest Income.

2004 vs. 2003. Net interest income increased $823,000, or 6.6%, to $13.3 million for 2004. The increase in net interest income for 2004 was primarily attributable to a higher volume of interest-earning assets and a decrease in the cost of funds.

Total interest and dividend income increased $206,000, or 0.9%, to $22.7 million for 2004, as growth in earning assets more than offset a decline in yields. Interest income on loans increased $510,000, or 3.0%, in 2004 as the average balance of the portfolio grew $30.0 million, or 10.5%, while the average yield declined 41 basis points to 5.57%. The decrease in the average yield was the result of the prevailing low interest rate environment in 2004. New loans were originated at lower rates and many higher rate loans refinanced at lower rates. Declining yields and balances in the investment portfolio accounted for the decrease in interest income on investment securities in 2004. The average balance of the investment portfolio declined $6.3 million, or 5.2%, in 2004, while the average yield declined 17 basis points to 4.11% as a result of lower market rates and a shortening of maturities.

Total interest expense decreased $617,000, or 6.3%, to $9.4 million for 2004 as deposit costs declined. The average balance of interest-bearing deposits increased $27.6 million, or 7.9%, in 2004 due to growth in both checking and savings accounts. The average interest rate paid on deposits decreased 31 basis points as a result of the prevailing low interest rate environment and the growth in low yielding core deposits. During 2004, we emphasized low yielding transaction accounts and our customers preferred to invest in lower rate, shorter-term certificates of deposit. Interest paid on borrowings slightly declined in 2004 as a decline in the average balance offset a higher average cost.

2003 vs. 2002. Net interest income increased $412,000, or 3.4%, to $12.5 million for 2003. The increase in net interest income for 2003 was primarily attributable to a higher volume of interest-earning assets and a decrease in the cost of funds.

Total interest and dividend income decreased $1.3 million, or 5.4%, to $22.5 million for 2003, as a decline in yields more than offset growth in earning assets. Interest income on loans decreased $541,000, or 3.1%, in 2003 as the average balance of the portfolio grew $25.8 million, or 9.9%, while the average yield declined 80 basis points to 5.98%. The decrease in the average yield was the result of the prevailing low interest rate environment in 2003. New loans were originated at lower rates and many higher rate loans refinanced at lower rates. As with the loan portfolio, declining yields in the investment portfolio more than offset growth in the portfolio. The average balance of the investment portfolio grew $14.8 million, or 14.1%, in 2003, while the average yield declined 124 basis points to 4.24% as a result of lower market rates and a shortening of maturities.

Total interest expense decreased $1.7 million, or 14.5%, to $10.0 million for 2003 as both deposit and borrowing costs declined. The average balance of interest-bearing deposits increased $46.7 million, or 15.5%, in 2003 due to growth in both checking and savings accounts. The average interest rate paid on deposits decreased 64 basis points as a result of the prevailing low interest rate environment and the growth in low yielding core deposits. During 2003, we emphasized low yielding transaction accounts and our customers preferred to invest in lower rate, shorter-term certificates of deposit. Interest paid on borrowings declined in 2003 as a result of both a decline in the average balance and a lower average cost.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances have been calculated using the average daily balances and nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are insignificant. Interest income on loans and investment securities has not been calculated on a tax equivalent basis because the impact would be insignificant.

	Year Ended December 31,
	2004			2003			2002
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$315,904	$17,600	5.57%	$285,926	$17,091	5.98%	$260,095	$17,632	6.78%
Investment securities	114,145	4,686	4.11	120,407	5,151	4.28	105,573	5,820	5.51
Other interest-earning assets	29,700	435	1.46	24,849	274	1.10	21,890	357	1.63

Total interest-earning assets	459,749	22,721	4.94	431,182	22,516	5.22	387,558	23,809	6.14

Noninterest-earning assets	42,165			36,383			32,803

Total assets	$501,914			$467,565			$420,361

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$167,596	1,757	1.05	$145,422	1,598	1.10	$123,462	1,723	1.40
Savings accounts	94,430	1,101	1.17	78,934	1,097	1.39	51,686	898	1.74
Certificates of deposit	114,408	3,527	3.08	124,495	4,304	3.46	126,991	5,385	4.24

Total interest-bearing deposits	376,434	6,385	1.70	348,851	6,999	2.01	302,139	8,006	2.65

FHLB advances	10,000	312	3.12	11,313	319	2.82	1,575	33	2.12
Securities sold under agreements to repurchase	33,290	1,260	3.79	34,785	1,244	3.58	50,277	2,186	4.35
Subordinated debt	15,464	1,341	8.67	15,000	1,301	8.67	—	—	—
Preferred trust securities	—	—	—	—	—	—	15,000	1,301	8.67
Other borrowings	1,605	101	6.28	2,430	152	6.25	2,828	194	6.87

Total borrowings	60,359	3,014	4.99	63,528	3,016	4.75	69,680	3,714	5.33

Total interest-bearing liabilities	436,793	9,399	2.15	412,379	10,015	2.43	371,819	11,720	3.15

Noninterest-bearing liabilities	38,747			32,184			29,163

Total liabilities	475,540			444,563			400,982

Retained earnings	26,374			23,002			19,379

Total liabilities and retained earnings	$501,914			$467,565			$420,361

Net interest income		$13,324			$12,501			$12,089

Interest rate spread			2.79%			2.79%			2.99%
Net interest margin			2.90%			2.90%			3.12%
Average interest-earning assets to average interest- bearing liabilities	105.26%			104.56%			104.23%

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	2004 Compared to 2003			2003 Compared to 2002
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$1,726	$(1,216)	$510	$1,655	$(2,196)	$(541)
Investment securities	(264)	(201)	(465)	745	(1,414)	(669)
Other interest-earning assets	60	101	161	44	(127)	(83)

Total interest-earning assets	1,522	(1,316)	206	2,444	(3,737)	(1,293)

Interest expense:
Deposits	525	(1,140)	(615)	1,116	(2,123)	(1,007)
FHLB advances	(39)	32	(7)	272	14	286
Securities sold under agreements to repurchase	(55)	71	16	(598)	(344)	(942)
Subordinated debt	40	—	40	—	—	—
Other borrowings	(52)	1	(51)	(26)	(16)	(42)

Total interest-bearing liabilities	419	(1,036)	(617)	764	(2,469)	(1,705)

Net change in interest income	$1,103	$(280)	$823	$1,680	$(1,268)	$412

Provision for Loan Losses.

2004 vs. 2003. Provision for loan losses remained the same at $360,000 in 2004. A larger loan portfolio including increased commercial mortgage and business loans, which carry a higher risk of default, was offset by stable performing assets.

2003 vs. 2002. Provisions for loan losses increased to $360,000 for 2003 from $275,000 for 2002. The higher provision reflected a larger loan portfolio, including increased commercial mortgage and business loans, which carry a higher risk of default.

An analysis of the changes in the allowance for loan losses is presented under “Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Other Income. The following table shows the components of other income and the percentage changes from year to year.

	2004	2003	2002	% Change 2004/2003	% Change 2003/2002
	(Dollars in thousands)
Service charges	$1,556	$1,288	$1,050	20.8%	22.7%
Net (loss) gain on sale of securities	—	—	(7)	—	N/M
Net gain on sale of mortgage loans	—	118	86	N/M	37.2
Other	833	720	790	15.7	(8.9)

Total	$2,389	$2,126	$1,919	12.4%	10.8%

N/M—not measurable as the values are not meterial enough to allow for meaningful calculations

2004 vs. 2003. Service charges increased $263,000 due to higher fees from deposit services. Net gain on sale of mortgage loans decreased by $118,000 due to no sale activity in 2004. The increase in other income was the result of increases in the surrender value of bank-owned life insurance.

2003 vs. 2002. Service charges increased due to fees from deposit services. In November 2002, we instituted an overdraft protection program, which has generated additional service charges. Net gain on the sale of loans increased due to a larger volume of sales of mortgage loans in the secondary market. The decrease in other income was the result of the decrease in the surrender value of bank-owned life insurance.

Other Expense. The following table shows the components of other expense and the percentage changes from year to year.

	2004	2003	2002	% Change 2004/2003	% Change 2003/2002
	(Dollars in thousands)
Salaries and employee benefits	$6,680	$5,840	$5,325	14.4%	9.7%
Occupancy and equipment	2,246	2,075	2,011	8.2	3.2
FDIC deposit insurance	60	56	53	7.1	6.1
Advertising	404	385	430	4.9	(10.5)
Professional services	350	352	365	(0.6)	(3.6)
Supplies	228	238	231	(4.2)	2.9
Telephone	114	132	131	(13.6)	0.5
Postage	147	146	131	0.7	11.6
Charitable contributions	2,138	134	129	N/M	3.8
Insurance	129	116	113	11.2	4.5
All other	506	528	423	(4.2)	24.8

Total	$13,002	$10,002	$9,342	30.0%	7.1%

Efficiency ratio (1)	84.7%	68.9%	67.1%

(1)	Computed as other expense divided by the sum of net interest income and other income excluding securities gains (losses).

2004 vs. 2003. Total other expenses increased $3.0 million, or 30.0%, due primarily to the nonrecurring expense associated with the $2.0 million contribution to the newly formed Ocean City Home Charitable Foundation. Salary and employee benefits increased due to salary increases and increased retirement plan expenses. Occupancy and equipment increased due to new costs for network security systems and depreciation increases due to an addition to office space.

2003 vs. 2002. Total other expenses increased $660,000, or 7.1%, primarily as a result of increases in salaries and employee benefits and other miscellaneous expenses, partially offset by a decrease in advertising expenses. Salary and employee benefits increased due to salary increases, increased retirement plan expenses and increased insurance costs. The increase in other expenses was primarily due to increased costs associated with overdraft protection services on checking accounts. Advertising costs decreased because of larger expenditures in 2002 relating to the opening of a branch office in late 2001.

Income Taxes.

2004 vs. 2003. The effective tax rate for 2004 was 44.4% compared to 36.4% for 2003. This increase in rate was primarily due to variations in state taxes related to the contribution to the Ocean City Home Charitable Foundation.

2003 vs. 2002. The effective tax rate for 2003 was 36.4% compared to 39.6% for 2002. This reduction was primarily due to variations in other taxes.

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis. Other risks that we face are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. Our strategy also emphasizes the origination of one- to four-family mortgage loans, which typically have lower default rates than other types of loans and are secured by collateral that generally tends to appreciate in value.

When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. We make initial contact with the borrower when the loan becomes 15 days past due. If payment is not then received by the 30th day of delinquency, additional letters and phone calls generally are made. Generally, when the loan becomes 60 days past due, we send a letter notifying the borrower that we will commence foreclosure proceedings if the loan is not brought current within 30 days. Generally, when the loan becomes 90 days past due, we commence foreclosure proceedings against any real property that secures the loan or attempt to repossess any personal property that secures a consumer loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances.

Management informs the board of directors monthly of the amount of loans delinquent more than 30 days, all loans in foreclosure and all foreclosed and repossessed property that we own.

Analysis of Nonperforming and Classified Assets. We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets. When a loan becomes 90 days delinquent, the loan is placed on nonaccrual status at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income.

Nonperforming assets totaled $4,000, or less than 0.1% of total assets, at December 31, 2004, which was a decrease of $402,000 from December 31, 2003. Nonaccrual loans accounted for all of nonperforming assets at December 31, 2004. At December 31, 2004, nonaccrual loans were comprised of $4,000 in consumer loans.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Nonaccrual loans:
Real estate—mortgage loans	$—	$337	$493	$101	$231
Real estate—construction loans	—	—	—	—	—
Commercial	—	—	41	—	8
Consumer	4	69	103	14	29

Total	4	406	637	115	268

Accruing loans past due 90 days or more	—	—	—	—	—

Total of nonaccrual and 90 days or more past due loans	4	406	637	115	268

Real estate owned	—	—	—	—	—
Other nonperforming assets	—	—	—	—	—

Total nonperforming assets	4	406	637	115	268

Troubled debt restructurings	—	—	—	—	—

Troubled debt restructurings and total nonperforming assets	$4	$406	$637	$115	$268

Total nonperforming loans to total loans	N/M	0.13%	0.24%	0.05%	0.13%
Total nonperforming loans to total assets	N/M	0.08%	0.15%	0.03%	0.08%
Total nonperforming assets and troubled debt restructurings to total assets	N/M	0.08%	0.15%	0.03%	0.08%

N/M—not measurable as nonperforming loans are not material enough to allow for meaningful calculations.

Other than disclosed in the above table, there are no other loans at December 31, 2004 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Interest income that would have been recorded for the year ended December 31, 2004 had nonaccruing loans been current according to their original terms amounted to less than $1,000. No interest related to nonaccrual loans was included in interest income for the year ended December 31, 2004.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of Thrift Supervision has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as substandard or doubtful we establish a specific allowance for loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2004	2003	2002
	(In thousands)
Special mention assets	$289	$139	$243
Substandard assets	354	649	768
Doubtful assets	—	—	17

Total classified assets	$643	$788	$1,028

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2004		2003		2002
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
Real estate—mortgage loans	$178	$—	$382	$—	$262	$71
Consumer loans	9	28	36	24	31	25

Total	$187	$28	$418	$24	$293	$96

At each of the dates in the above table, delinquent mortgage loans consisted primarily of loans secured by residential real estate.

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a monthly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of three key elements: (1) specific allowances for impaired or collateral-dependent loans; (2) a general valuation allowance on identified problem loans; and (3) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Specific Allowance Required for Impaired or Collateral-Dependent Loans. We establish an allowance for impaired loans for the amounts by which the discounted cash flows (or collateral value or observable market price) are lower than the carrying value of the loan. Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. At December 31, 2004, no loans were considered impaired other than those collectively evaluated for impairment.

General Valuation Allowance on Identified Problem Loans. We also establish a general allowance for classified loans that do not have an individual allowance. We segregate these loans by loan category and assign allowance percentages to each category based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish another general allowance for loans that are not classified to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages to each category. The allowance percentages have been derived using percentages commonly applied under the regulatory framework for Ocean City Home Bank and similarly sized institutions. The percentages are adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated annually to ensure their relevance in the current economic environment.

The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require us to make additional provisions for loan losses based on judgments different from ours.

At December 31, 2004, our allowance for loan losses represented 0.43% of total gross loans. The allowance for loan losses increased from $1.1 million at December 31, 2003 to $1.5 million at December 31, 2004 due to the provision for loan losses of $360,000 offset by net charge-offs of $10,000. The provision for loan losses in 2004 reflected continued growth of the loan portfolio, particularly the increases in one- to four-family mortgage loans, commercial construction loans and commercial business loans. There was no change in the loss factors used to calculate the allowance from December 31, 2003 to December 31, 2004. At December 31, 2004, the specific allowance on impaired or collateral-dependent loans was $40,000. The general valuation allowance for identified problem loans was $336,000 and the general valuation allowance on the remainder of the loan portfolio was $1.1 million.

At December 31, 2003, our allowance for loan losses represented 0.37% of total gross loans and 275% of nonperforming loans. The allowance for loan losses increased from $775,000 at December 31, 2002 to $1.1 million at December 31, 2003, due to the provision for loan losses of $360,000, offset by net charge-offs of $19,000. The provision for loan losses in 2003 reflected an increase in the size of the loan portfolio and the increased origination of commercial mortgage and business loans, which carry a higher risk of default than one- to four-family loans. There was no change in the loss factors used to calculate the allowance from December 31, 2002 to December 31, 2003. At December 31, 2003, the specific allowance on impaired or collateral-dependent loans was $70,000, the general valuation allowance for identified problem loans was $292,000 and the general valuation allowance on the remainder of the loan portfolio was $754,000.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2004			2003			2002
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate—mortgage loans	$909	62.0%	80.3%	$734	65.8%	84.3%	$507	65.4%	85.5%
Real estate—construction loans	113	7.7	3.7	80	7.2	3.3	42	5.5	2.6
Commercial	285	19.4	4.1	176	15.7	2.8	112	14.4	2.6
Consumer	159	10.9	11.9	126	11.3	9.6	114	14.7	9.3

Total allowance for loan losses	$1,466	100.0%	100.0%	$1,116	100.0%	100.0%	$775	100.0%	100.0%

	At December 31,
	2001			2000
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in Thousands)
Real estate—mortgage loans	$308	58.0%	83.4%	$236	55.5%	80.1%
Real estate—construction loans	37	6.9	2.9	27	6.3	3.1
Commercial	70	13.2	3.1	66	15.6	3.0
Consumer	117	21.9	10.6	96	22.6	13.8

Total allowance for loan losses	$531	100.0%	100.0%	$425	100.0%	100.0%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated. Where specific loan loss allowances have been established, any difference between the loss allowance and the amount of loss realized has been charged or credited to current income.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Allowance at beginning of period	$1,116	$775	$531	$425	$389

Provision for loan losses	$360	$360	$275	$140	$63
Charge offs:
Real estate—mortgage loans	—	—	—	7	—
Commercial loans	—	8	1	4	19
Consumer loans	16	12	37	26	10

Total charge-offs	16	20	38	37	29

Recoveries:
Commercial loans	1	—	—	—	—
Consumer loans	5	1	7	3	2

Total recoveries	6	1	7	3	2

Net charge-offs	10	19	31	34	27

Allowance at end of period	$1,466	$1,116	$775	$531	$425

Allowance to nonperforming loans	N/M	275.21%	121.68%	3852.14%	158.54%
Allowance to total loans outstanding at the end of the period	0.43%	0.37%	0.29%	0.22%	0.21%
Net charge-offs (recoveries) to average loans outstanding during the period	N/M	0.01%	0.01%	0.02%	0.01%

N/M—not measurable as nonperforming loans and net charge-offs are not material enough to allow for meaningful calculations.

In recent years, our net charge-offs have been low, with most charge-offs relating to consumer loans. The rising value of real estate in our market area has been the primary reason for the absence of charged-off real estate loans.

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. We have adopted an interest rate risk action plan pursuant to which we manage our interest rate risk. Under this plan, we have: periodically sold fixed-rate mortgage loans; extended the maturities of our borrowings; increased commercial lending, which emphasizes the origination of shorter term, prime-based loans; emphasized the generation of core deposits, which provides a more stable, lower cost funding source; and structured our investment portfolio to include more liquid securities. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

We have an Asset/Liability Committee, which includes members of both the board of directors and management, to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Net Interest Income Simulation Analysis. We analyze our interest rate sensitivity position to manage the risk associated with interest rate movements through the use of interest income simulation. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest sensitive.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income. Interest income simulations are completed quarterly and presented to the Asset/Liability Committee. The simulations provide an estimate of the impact of changes in interest rates on net interest income under a range of assumptions. The numerous assumptions used in the simulation process are reviewed by the Asset/Liability Committee on a quarterly basis. Changes to these assumptions can significantly affect the results of the simulation. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management’s current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.

Simulation analysis is only an estimate of our interest rate risk exposure at a particular point in time. We continually review the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at December 31, 2004 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income only for Ocean Shore Holding.

	At December 31, 2004 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	1.13%	5.98%
100 basis point decrease in rates	-0.93%	-6.58%

Management believes that under the current rate environment, a change of interest rates downward of 200 basis points is a highly remote interest rate scenario. Therefore, management modified the limit and a 100 basis point decrease in interest rates was used. This limit will be re-evaluated periodically and may be modified as appropriate.

The 200 and 100 basis point change in rates in the above table is assumed to occur evenly over the following twelve months. Based on the scenario above, net interest income would be adversely affected (within our internal guidelines) in the twelve-month period if rates rose by 200 basis points, but would be positively affected in the twenty-four month period. The reason for the increase in the twenty-four month period is that maturing short-term securities could be reinvested at the higher prevailing rates assumed by the analysis. In addition, if rates declined by 100 basis points net interest income would be adversely affected (within our internal guidelines) in both the twelve- and twenty-four month periods.

Net Portfolio Value Analysis. In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, this analysis is not performed for decreases of more than 100 basis points. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at December 31, 2004 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

Basis Point (“bp”) Change in Rates	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$68,720	$(15,988)	(19)%	13.04%	(216	)bp
200	74,856	(9,852)	(12)	13.91	(129)
100	82,765	(1,943)	(2)	15.02	(18)
0	84,708	—	—	15.20	—
(100)	80,595	(4,113)	(5)	14.45	(75)

The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank of New York. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2004, cash and cash equivalents totaled $47.6 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $41.5 million at December 31, 2004. In addition, at December 31, 2004, we had the ability to borrow a total of approximately $171.5 million from the Federal Home Loan Bank of New York, which included available overnight lines of credit of $47.2 million. On that date, we had no overnight advances outstanding.

At December 31, 2004, we had $36.5 million in loan commitments outstanding, which included $10 million in undisbursed construction loans, $16 million in unused home equity lines of credit and $4.6 million in commercial lines of credit. Certificates of deposit due within one year of December 31, 2004 totaled $51.5 million, or 45% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2005. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of December 31, 2004.

		Payments due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
	(In thousands)
Long-term debt obligations	$84,363	$7,705	$4,846	$12,391	$59,421
Time Deposits	115,595	51,499	35,794	17,530	10,772
Operating lease obligations(1)	446	67	129	134	116

Total	$200,404	$59,271	$40,769	$30,055	$70,309

(1)	Payments are for lease of real property and vehicles.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts, Federal Home Loan Bank advances and reverse repurchase agreements. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit and commercial banking relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Investing activities:
Loan originations	$127,483	$145,014	$124,731
Securities purchased	46,927	125,940	104,860

Financing activities:
Increase in deposits	$25,054	$43,637	$53,675
Increase in FHLB advances	—	—	5,000
Decrease in securities sold under agreements to repurchase	(10,650)	(1,920)	(16,140)

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2004, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

We also manage our capital for maximum stockholder benefit. The capital from our recently completed stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. We may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the stock-based benefit plan, unless extraordinary circumstances exist and we receive regulatory approval.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 12 of the notes to the consolidated financial statements.

For the years ended December 31, 2004 and 2003, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guanrntees, Including Direct Guarantees of Indebtedness of Others, which covers guarantees such as standby letters of credit, performance guarantees, and direct and indirect guarantees of the indebtedness of others, but not guarantees of funding. The recognition and measurement provisions of FIN 45 were effective on a prospective basis December 31, 2002, and its adoption by the Company on January 1, 2003 has not had an impact on the Company’s consolidated financial statements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued a revision of FIN 46 (“FIN 46(R)”). The Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has participated in the issuance of preferred trust securities through Ocean Shore Capital Trust. This trust is subject to the requirements of FIN 46 and FIN 46(R). The adoption of the provisions of FIN 46 and FIN 46 (R) impacted the consolidation of Ocean Shore Capital Trust in the issuance of trust preferred securities. Effective December 31, 2003, the Company deconsolidated this wholly-owned trust entity resulting in a recharacterization of the underlying consolidated debt obligation from the debenture obligation that exists between the Company and the issuing trust entity. Under the provisions of FIN 46(R), these securities were reclassified as borrowed funds.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except for the provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, and for hedging relationships designated after June 30, 2003. All provisions are to be applied prospectively except for the provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. These provisions are to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have an impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The FASB is addressing certain implementation issues associated with the application of SFAS No. 150. The Company will monitor the actions of the FASB and assess the impact, if any, that these actions may have on the Company’s financial statements. Currently, the Company has no financial instruments entered into or modified that require application of this Statement. The adoption of this Statement has not had material impact on the Company’s financial condition or results of operations.

In March 2004, the FASB Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments.” The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance related to the recognition of impaired losses has been delayed by FASB Staff Position (“FSP”) EITF Issue 03-1-1. The delay of the effective date for this guidance will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment. The disclosure provisions of EITF 03-1 continue to be effective for the Company’s consolidated financial statements and have been included in its consolidated financial statements for the year ended December 31, 2004.

In December 2004, the FASB revised SFAS No. 123, “Share-Based Payment,” to require the recognition of expenses related to share-based payment transactions, including employee stock option grants, based on the fair value of the equity instruments issued. The Bank is required to adopt SFAS No. 123(R) in the third quarter of 2005. Effective with the third quarter of 2005, the Bank will recognize an expense over the required service period for any stock options granted, modified, cancelled, or repurchased after that date and for the portion of grants for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards. The Bank has not determined the impact that the adoption of SFAS No. 123(R) will have to its Consolidated Financial Statements.

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this Form 10-K have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ocean Shore Holding Co. and subsidiaries:

Ocean City, New Jersey

We have audited the accompanying consolidated statements of financial condition of Ocean Shore Holding Co. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ocean Shore Holding Co. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Philadelphia, PA

March 25, 2005

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2004	2003
ASSETS

Cash and amounts due from depository institutions	$8,149,279	$13,758,859
Federal funds sold	39,500,000	15,000,000

Cash and cash equivalents	47,649,279	28,758,859
Investment securities held to maturity (estimated fair value—2004, $8,398,135; 2003, $3,097,927)	8,387,127	3,066,125
Investment securities available for sale (amortized cost—2004, $54,067,590; 2003, $61,886,678)	54,233,783	62,370,037
Mortgage-backed securities held to maturity (estimated fair value—2004, $2,161,900; 2003, $771,626)	2,156,901	741,332
Mortgage-backed securities available for sale (amortized cost—2004, $51,732,377; 2003, $60,802,981)	52,024,635	61,495,053
Loans receivable—net	340,585,224	301,777,770
Accrued interest receivable:
Loans	1,182,138	1,086,261
Mortgage-backed securities	219,992	262,444
Investment securities	627,103	683,071
Federal Home Loan Bank stock—at cost	3,101,600	2,815,300
Office properties and equipment—net	8,075,696	7,550,436
Prepaid expenses and other assets	2,805,696	2,869,394
Cash surrender value of life insurance	6,992,313	6,367,649
Deferred tax asset	727,727	—

TOTAL ASSETS	$528,769,214	$479,843,731

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$35,318,241	$26,906,553
Interest bearing deposits	380,009,838	363,367,164
Advances from Federal Home Loan Bank	10,000,000	10,000,000
Junior subordinated debenture	15,464,000	15,464,000
Securities sold under agreements to repurchase	22,840,000	33,490,000
Advances from borrowers for taxes and insurance	1,995,771	1,775,525
Other borrowings	—	2,013,737
Accrued interest payable	821,013	825,124
Deferred tax liability	—	93,098
Other liabilities	2,525,115	1,933,824

Total liabilities	468,973,978	455,869,025

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 8,762,742 shares issued	87,627	—
Additional paid in capital	38,387,523	—
Unallocated ESOP shares	(3,205,990)	—
Deferred compensation plans trust	(321,260)	—
Retained earnings—partially restricted	24,557,370	23,250,893
Accumulated other comprehensive income	289,966	723,813

Total stockholders’ equity	59,795,236	23,974,706

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$528,769,214	$479,843,731

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2004		2003	2002
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$17,600,659		$17,090,545	$17,631,684
Taxable interest on mortgage-backed securities	2,351,951		2,929,527	3,651,454
Non-taxable interest on municipal securities	327,730		372,114	354,746
Taxable interest and dividends on investments securities	2,441,729		2,123,518	2,170,448

Total interest and dividend income	22,722,069		22,515,703	23,808,332

INTEREST EXPENSE:
Deposits	6,384,420		6,998,863	8,005,662
Advances from Federal Home Loan Bank, securities sold under agreements to repurchase and other borrowed money	3,013,370		3,015,692	3,714,052

Total interest expense	9,397,790		10,014,555	11,719,714

NET INTEREST INCOME	13,324,279		12,501,148	12,088,618

PROVISION FOR LOAN LOSSES	360,000		360,000	275,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,964,279		12,141,148	11,813,618

OTHER INCOME (LOSS):
Service charges	1,555,558		1,287,702	1,050,280
Net loss on sale of investment securities	—		—	(7,032)
Net gain on sale of mortgage loans	—		118,013	85,788
Other	833,619		720,198	790,251

Total other income	2,389,177		2,125,913	1,919,287

OTHER EXPENSES:
Salaries and employee benefits	6,679,563		5,839,718	5,325,143
Occupancy and equipment	2,246,486		2,074,809	2,010,633
Federal insurance premiums	59,506		56,048	52,852
Advertising	403,907		384,826	429,900
Professional services	350,100		351,891	364,729
Charitable contributions	2,138,427		134,297	129,320
Other operating expenses	1,123,766		1,160,860	1,029,621

Total other expenses	13,001,756		10,002,449	9,342,198

INCOME BEFORE INCOME TAXES	2,351,701		4,264,612	4,390,707

INCOME TAXES:
Current	915,705		1,609,958	2,337,509
Deferred	129,518		(59,073)	(599,736)

Total income taxes	1,045,223		1,550,885	1,737,773

NET INCOME	$1,306,478		$2,713,727	$2,652,934

Earnings per share:	N/M	(1)	N/A	N/A

(1)	N/M—Earnings per share for year ended December 31, 2004 was not meaningful because the Company completed its stock offering on December 21, 2004.

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Comprehensive Income	Common Stock	Additional Paid-In Capital	Retained Earnings Paritally Restricted	Unallocated ESOP Shares	Deferred Compensation Plans Trust	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BALANCE—January 1, 2002		—	—	$17,884,232	—	—	$(497,734)	$17,386,498
Comprehensive income:
Net income	$2,652,934	—	—	2,652,934	—	—	—	2,652,934
Other comprehensive income
Unrealized holding gains arising during the period (net of tax of $904,910)	1,360,764	—	—	—	—	—	—	—
Add: reclassification adjustment for losses included in net income (net of tax of $(2,809))	4,223	—	—	—	—	—	—	—

Other comprehensive income	1,364,987	—	—	—	—	—	1,364,987	1,364,987

Comprehensive income	$4,017,921	—	—	—	—	—	—	—

BALANCE—January 1, 2003		—	—	20,537,166	—	—	867,253	21,404,419
Comprehensive income:
Net income	$2,713,727	—	—	2,713,727	—	—	—	2,713,727
Other comprehensive loss—
Unrealized holding loss arising during the period (net of tax of $(92,959))	(143,440)	—	—	—	—	—	(143,440)	(143,440)

Comprehensive income	$2,570,287	—	—	—	—	—	—	—

BALANCE—December 31, 2003		—	—	23,250,893	—	—	723,813	23,974,706
Comprehensive income:
Net income	$1,306,478	—	—	1,306,478	—	—	—	1,306,478
Excess of fair value above cost of ESOP shares committed to be released	—	—	$48,090	—	—	—	—	48,090
Purchase of shares for ESOP	—	—	—	—	$(3,434,990)	—	—	(3,434,990)
Unallocated ESOP shares committed to employees	—	—	—	—	229,000	—	—	229,000
Contribution of common stock to charitable foundation	—	—	1,663,255	—	—	—	—	1,663,255
Proceeds from sale of common stock, net	—	$87,627	36,676,178	—	—	—	—	36,763,805
Purchase of shares by deferred compensation plans trust	—	—	—	—	—	$(321,260)	—	(321,260)
Other comprehensive loss—
Unrealized holding loss arising during the period (net of tax of $(283,130))	(433,847)	—	—	—	—	—	(433,847)	(433,847)

Comprehensive income	$872,631	—	—	—	—	—	—	—

BALANCE—December 31, 2004		$87,627	$38,387,523	$24,557,370	$(3,205,990)	$(321,260)	$289,966	$59,795,236

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES:
Net income	$1,306,478	$2,713,727	$2,652,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,494,923	1,616,769	918,422
Provision for loan losses	360,000	360,000	275,000
Contribution of common stock to charitable foundation	1,663,255	—	—
Deferred income tax benefit	(537,694)	(59,073)	(599,736)
Net loss on sale of investment securities	—	—	7,032
Net gain on sale of mortgage loans	—	(118,013)	(85,788)
Loss on sale of office properties and equipment	1,754	388	941
Excess fair value above cost of ESOP shares	48,090	—	—
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	2,543	23,196	(11,296)
Cash surrender value of life insurance	(305,764)	(231,353)	(389,261)
Prepaid expenses and other assets	63,698	111,843	263,898
Accrued interest payable	(4,111)	(2,635)	(41,491)
Other liabilities	591,291	(84,858)	663,698

Net cash provided by operating activities	4,684,463	4,329,991	3,654,353

INVESTING ACTIVITIES:
Principal collected on mortgage-backed securities available for sale	19,378,089	35,738,730	25,323,129
Principal collected on mortgage-backed securities held to maturity	283,188	732,833	513,881
Loans originated, net of repayments	(38,897,161)	(36,775,409)	(36,336,099)
Purchases of:
Loans receivable	(464,000)	—	(394,293)
Mortgage-backed securities held to maturity	(1,705,483)	—	—
Mortgage-backed securities available for sale	(10,522,976)	(39,259,713)	(19,381,751)
Investment securities held to maturity	(8,716,860)	(3,824,154)	(2,320,500)
Investment securities available for sale	(25,982,131)	(82,855,872)	(83,157,888)
Federal Home Loan Bank stock	(286,300)	(288,200)	(284,100)
Office properties and equipment	(1,248,919)	(1,441,048)	(653,480)
Proceeds from sales of:
Loans receivable	—	5,068,304	6,002,794
Investment securities available for sale	—	—	1,272,000
Office properties and equipment	—	16,688	13,664
Federal Home Loan Bank stock	—	—	—
Proceeds from maturities of:
Investment securities held to maturity	3,380,010	3,520,500	—
Investment securities available for sale	33,459,974	65,281,355	76,675,000
(Purchase) redemption of life insurance contracts	(318,900)	(810,977)	1,247,992

Net cash used in investing activities	(31,641,469)	(54,896,963)	(31,479,651)

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Years Ended December 31,
	2004	2003	2003
FINANCING ACTIVITIES:
Increase in deposits	$25,054,362	$43,636,873	$53,674,982
Decrease in securities sold under agreements to repurchase	(10,650,000)	(1,920,000)	(16,140,000)
Advances from Federal Home Loan Bank	—	25,000,000	25,000,000
Repayment of advances from Federal Home Loan Bank	—	(25,000,000)	(20,000,000)
Repayment of other borrowings	(2,013,737)	(694,073)	(222,251)
Purchase of ESOP shares	(3,205,990)	—	—
Purchase of shares by deferred compensation plans trust	(321,260)	—	—
Proceeds from issuance of common stock	36,763,805	—	—
Increase in advances from borrowers for taxes and insurance	220,246	215,541	173,918

Net cash provided by financing activities	45,847,426	41,238,341	42,486,649

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,890,420	(9,328,631)	14,661,351
CASH AND CASH EQUIVALENTS—Beginning of period	28,758,859	38,087,490	23,426,139

CASH AND CASH EQUIVALENTS—End of period	$47,649,279	$28,758,859	$38,087,490

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$9,401,901	$10,017,190	$11,801,434

Income taxes	$1,818,175	$1,831,500	$1,726,000

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1. NATURE OF OPERATIONS AND THE REORGANIZATION

Ocean Shore Holding Co. (“Company”) is a federally chartered holding company formed in 1998 for the purpose of acquiring all of the common stock of Ocean City Home Bank (“Bank”) concurrent with the Bank’s reorganization from a mutual savings institution to the mutual holding company form of organization. No shares were offered to the public as part of the reorganization. The Bank was originally chartered in 1887. In 1997, the Bank converted from a New Jersey chartered mutual savings and loan association to a federally chartered mutual savings bank and changed its name from “The Ocean City Home Savings and Loan Association” to “Ocean City Home Bank.” In 1998, the Bank reorganized from a federally chartered mutual savings bank into a multitiered mutual holding company, and the Company was formed. The Company is a unitary savings and loan holding company and conducts its operations primarily through the Bank.

On December 21, 2004, the Company completed its initial public offering, issuing a total of 8,762,742 shares of the Company’s common stock, consisting of 4,761,000 shares or 54.3% of total shares to OC Financial MHC, the mutual holding company parent of the Company, 343,499 shares or 3.9% of total shares to the Bank’s Employee Stock Ownership Plan, 166,492 shares or 1.9% of total shares to the Ocean City Home Charitable Foundation, and 3,491,751 shares or 39.8% of total shares to eligible depositors. The Company received $36.8 million of net proceeds in the offering.

The Bank’s market area consists of Atlantic and Cape May counties, New Jersey. Through a six-branch network, the Bank operates as a retail banking concern in the communities of Ocean City and Marmora within Cape May County, and Linwood, Absecon, Ventnor and Egg Harbor Township within Atlantic County. The Bank is engaged in the business of attracting time and demand deposits from the general public, small businesses and municipalities, and investing such deposits primarily in residential mortgage loans, consumer loans and small commercial loans.

The Bank is subject to extensive regulatory supervision and examination by the Office of Thrift Supervision (the “OTS”), its primary regulator, and the Federal Deposit Insurance Corporation (the “FDIC”) which insures its deposits. The Bank is a member of and owns capital stock in the Federal Home Loan Bank (the “FHLB”) of New York, which is one of the twelve regional banks that compose the FHLB System.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements of the Company include the accounts of its subsidiaries: the Bank and Seashore Financial LLC and are presented in conformity with accounting principles generally accepted in the United States of America. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions in the Company’s consolidated financial statements relate to the allowance for loan losses and deferred income taxes. Actual results could differ from those estimates.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Investment and Mortgage-Backed Securities—The Company accounts for debt and equity securities as follows:

a. Held to Maturity—Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using a method which produces results which approximate the interest method over the estimated remaining term of the underlying security.

b. Available for Sale—Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale. These securities are carried at estimated fair value, which is based on market value. Market value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and are reported net of tax in other comprehensive income. Upon the sale of securities, any unamortized premium or unaccreted discount is considered in the determination of gain or loss from the sale. Realized gains and losses on the sale of securities are recognized utilizing the specific identification method. There were no sales of available for sale securities in 2004 or 2003.

For all securities that are in an unrealized loss position for an extended period of time and for all securities whose fair value is significantly below amortized cost, the Company performs an evaluation of the specific events attributable to the market decline of the security. The Company considers the length of time and extent to which the security’s market value has been below cost as well as the general market conditions, industry characteristics and the fundamental operating results of the issuer to determine if the decline is other than temporary. The Company also considers as part of the evaluation its intent and ability to hold the security until its market value has recovered to a level at least equal to the amortized cost. When the Company determines that a security’s unrealized loss is other than temporary, a realized loss is recognized in the period in which the decline in value is determined to be other than temporary. The write-downs are measured based on public market prices of the security at the time the Company determines the decline in value was other than temporary.

Deferred Loan Fees—The Bank defers all loan origination fees, net of certain direct loan origination costs. The balance is accreted into income as a yield adjustment over the life of the loan using the level-yield method.

Unearned Discounts and Premiums—Unearned discounts and premiums on loans, investments and mortgage-backed securities purchased are accreted and amortized, respectively, over the estimated life of the related asset. The Bank uses amortization methods which approximate the interest method.

Office Properties and Equipment—Net—Office properties and equipment are recorded at cost. Depreciation is computed using the straight-line method over the expected useful lives of the related assets as follows: buildings and improvements, ten to thirty nine years; furniture and equipment, three to seven years. The costs of maintenance and repairs are expensed as incurred, and renewals and betterments are capitalized.

Bank Owned Life Insurance—The Bank is the primary beneficiary of insurance policies on the lives of officers and employees of the Bank. The Bank has recognized any increase in cash surrender value of life insurance, net of insurance costs, in the consolidated statements of income. The cash surrender value of the insurance policies is recorded as an asset in the statements of financial condition.

Allowance for Loan Losses—An allowance for loan losses is maintained at a level to provide for losses and impairment based upon an evaluation of known and inherent risks in the loan portfolio. Management believes

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

that, to the best of its knowledge, all known and inherent losses in the loan portfolio have been recorded. Management’s evaluation is based upon evaluation of the portfolio, past loss experience, current economic conditions and other relevant factors. Loan impairment is evaluated based on the fair value of the collateral. Any reserves required based on this evaluation are included in the allowance for loan losses. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.

The allowance for loan losses consists of three elements: (1) specific allowances for impaired or collateral dependant loans; (2) a general valuation allowance on certain identified problem loans; and (3) a general valuation allowance on the remainder of the loan portfolio. This is consistent with the regulatory method of classifying reserves. Although the amount of each element of the allowance is determined separately, the entire allowance for loan losses is available for the entire portfolio. An allowance for impaired loans is established in the amounts by which the discounted cash flows (or collateral value or observable market price) are lower than the carrying value of the loan. A general allowance is established for classified loans that do not have an individual allowance. These loans are segregated by loan category and allowance percentages are assigned to each category based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio. Another general allowance for loans that are not classified is established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages to each category. The allowance percentages have been derived using percentages commonly applied under the regulatory framework for the Company and similarly sized institutions. The percentages are adjusted for significant factors that, in management’s judgment, could affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated annually to ensure their relevance in the current economic environment.

Loans are considered past due 16 days or more past the due date. Loans are considered delinquent if 30 days or more past due. Loans over 90 days past due are placed on non-accrual status. Payments received on non-accrual loans are applied to principal, interest and escrow on mortgage loans and to accrued interest followed by principal on all other loans. Loans are returned to accrual status when no payment is over 90 days past due. Unsecured loans are charged off when becoming more than 90 days past due. Secured loans are charged off to the extent the loan amount exceeds the appraised value of the collateral when over 90 days past due and management believes the uncollectibility of the loan balance is confirmed.

Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis. Interest income on nonaccrual loans is recognized only as collected.

Loans Held for Sale and Loans Sold—The Bank originates mortgage loans held for investment and for sale. At origination, the mortgage loan is identified as either held for sale or for investment. Mortgage loans held for sale are carried at the lower of cost or forward committed contracts (which approximates market), determined on a net aggregate basis. The Bank had no loans classified as held for sale at December 31, 2004 and 2003.

Income Taxes—Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to differences between the financial statement carrying

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Interest Rate Risk—The Bank is engaged principally in providing first mortgage loans to borrowers. At December 31, 2004, approximately two-thirds of the Bank’s assets consisted of assets that earned interest at fixed interest rates. Those assets were funded with long-term fixed rate liabilities and with short-term liabilities that have interest rates that vary with market rates over time. The shorter duration of the interest-sensitive liabilities indicates that the Bank is exposed to interest rate risk because, in a rising rate environment, liabilities will be repricing faster at higher interest rates, thereby reducing the market value of long-term assets and net interest income.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—The Bank recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Servicing assets are measured by allocating the previous carrying amount between the assets sold, if any, based on their relative fair values at the date of the transfer.

The Company assesses the retained interest in the servicing asset or liability associated with the sold loans based on the relative fair values. The servicing asset or liability is amortized in proportion to and over the period during which estimated net servicing income or net servicing loss, as appropriate, will be received. Assessment of the fair value of the retained interest is performed on a continual basis. At December 31, 2004 and 2003, mortgage servicing rights of $59,469 and $84,143, respectively, were included in other assets. For the years ended December 31, 2004 and 2003, the amortization of mortgage servicing rights was $24,674 and $54,880, respectively. No valuation allowance deemed necessary at all the periods presented.

New Accounting Pronouncements—In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others, which covers guarantees such as standby letters of credit, performance guarantees, and direct and indirect guarantees of the indebtedness of others, but not guarantees of funding. The recognition and measurement provisions of FIN 45 were effective on a prospective basis December 31, 2002, and its adoption by the Company on January 1, 2003 has not had an impact on the Company’s consolidated financial statements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued a revision of FIN 46 (FIN 46(R)). The Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has participated in the issuance of preferred trust securities through Ocean Shore Capital Trust. This trust is subject to the requirements of FIN 46 and FIN 46(R). The adoption of the provisions of FIN 46 and FIN 46 (R) impacted the consolidation of Ocean Shore Capital Trust in the issuance of trust preferred securities. Effective December 31, 2003, the Company deconsolidated this wholly-owned trust entity resulting in a recharacterization of the underlying consolidated debt obligation from the debenture obligation that exists between the Company and the issuing trust entity. Under the provisions of FIN 46(R), these securities were reclassified as borrowed funds.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except for the provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, and for hedging relationships designated after June 30, 2003. All provisions are to be applied prospectively except for the provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. These provisions are to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have an impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The FASB is addressing certain implementation issues associated with the application of SFAS No. 150. The Company will monitor the actions of the FASB and assess the impact, if any, that these actions may have on the Company’s financial statements. Currently, the Company has no financial instruments entered into or modified that require application of this Statement. The adoption of this Statement has not had a material impact on the Company’s financial condition or results of operations.

In March 2004, the FASB Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance related to the recognition of impaired losses has been delayed by FASB Staff Position (“FSP”) EITF Issue 03-1-1. The delay of the effective date for this guidance will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment. The disclosure provisions of EITF 03-1 continue to be effective for the Company’s consolidated financial statements and have been included in its consolidated financial statements for the year ended December 31, 2004.

In December 2004, the FASB revised SFAS No. 123, Share-Based Payment, to require the recognition of expenses related to share-based payment transactions, including employee stock option grants, based on the fair value of the equity instruments issued. The Company is required to adopt SFAS No. 123(R) in the third quarter of 2005. Effective with the third quarter of 2005, the Company will recognize an expense over the required service period for any stock options granted, modified, cancelled, or repurchased after that date and for the portion of grants for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have to its Consolidated Financial Statements.

Statement of Cash Flows—For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Disclosures About Segments of an Enterprise and Related Information—SFAS No. 131, Disclosures About Segments of An Enterprise and Related Information, establishes standards for the way business enterprises report information about operating segments and establishes standards for related disclosures about products and services, geographic areas, and major customers. The statement requires that a business enterprise report

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company has one operating segment, “Community Banking.”

Reclassifications—Certain reclassifications have been made to the 2002 and 2003 financial statements to conform to the 2004 consolidated presentation.

3. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	December 31, 2004
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
Debt securities—Municipal	$8,387,127	$13,575	$2,567	$8,398,135

Available for Sale
Debt securities:
U.S. Government and Federal Agencies	$20,516,995	$16,955	$174,214	$20,359,736
Municipal	4,947,840	122,004	—	5,069,844
Corporate	20,573,986	294,900	163,346	20,705,540
Mutual funds	8,028,769	206,230	136,336	8,098,663

	$54,067,590	$640,089	$473,896	$54,233,783

	December 31, 2003
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
Debt securities—Municipal	$3,066,125	$31,970	$168	$3,097,927

Available for Sale
Debt securities:
U.S. Government and Federal Agencies	$19,050,170	$57,855	$—	$19,108,025
Municipal	5,945,916	97,857	—	6,043,773
Corporate	28,861,823	569,159	343,245	29,087,737
Mutual funds	8,028,769	162,260	60,527	8,130,502

	$61,886,678	$887,131	$403,772	$62,370,037

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2004 and 2003:

	December 31, 2004
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities—Municipal	$1,127,709	$2,567	—	—	$1,127,709	$2,567
U.S. Government and Federal Agencies	19,063,571	174,214	—	—	19,063,571	174,214
Corporate	9,133,328	126,344	$2,102,622	$37,002	11,235,950	163,346
Mutual funds	—	—	7,889,837	136,336	7,889,837	136,336

	$29,324,608	$303,125	$9,992,459	$173,338	$39,317,067	$476,463

	December 31, 2003
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities—Municipal	$202,196	$168	—	—	$202,196	$168
Corporate	5,528,075	13,921	$4,846,549	$329,324	10,374,624	343,245
Mutual funds	6,950,716	49,284	1,014,931	11,243	7,965,647	60,527

	$12,680,987	$63,373	$5,861,480	$340,567	$18,542,467	$403,940

Management believes that the estimated fair value of the securities is dependent upon the movement in market interest rate and that the unrealized losses are temporary. The determination of whether a decline in market value is other than temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if conclusions other than those made by management were to determine whether an other than temporary impairment exists.

At December 31, 2004, one debt security has aggregate depreciation of 1.73% from the Company’s amortized cost basis for 12 months or longer. The unrealized loss relates principally to the decline in market interest rates. As management has the ability and intent to hold this debt security until maturity, or for the foreseeable future, no decline is deemed to be other than temporary.

At December 31, 2004, two mutual fund holdings have aggregate depreciation of 1.70% from the Company’s amortized cost basis for 12 months or longer. These unrealized losses relate principally to changes in interest rates as the mutual fund holdings are debt securities. Although these mutual funds have unrealized losses, no credit issues have been identified that cause management to believe that declines in market value are other that temporary. Unrealized losses on marketable equity securities that are in excess of cost, and that have been sustained for 12 months, are generally recognized by management as being other than temporary and charged to earnings, unless evidence exists to support a realizable value equal to or greater than the Company’s carrying value of the investment.

At December 31, 2003, three debt securities have aggregate depreciation of 6.36% from the Company’s amortized cost basis for 12 months or longer. The unrealized losses relate principally to the decline in market

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

interest rates. As management has the ability and intent to hold these debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2004
	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within 1 year	$7,937,127	$7,934,559	$11,103,870	$11,085,306
Due after 1 year through 5 years	450,000	463,576	18,849,112	18,672,514
Due after 5 years through 10 years	—	—	2,279,209	2,292,585
Due after 10 years	—	—	13,806,630	14,084,715

Total	$8,387,127	$8,398,135	$46,038,821	$46,135,120

Included in available for sale securities at December 31, 2004, are callable securities issued by the FHLB, Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”) with a par amount of $12,000,000.

4. MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:

	December 31, 2004
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity

GNMA pass-through certificates	$242,569	$11,567	$—	$254,136
FHLMC pass-through certificates	4,926	571		5,497
FNMA pass-through certificates	1,909,406	7,586	14,725	1,902,267

	$2,156,901	$19,724	$14,725	$2,161,900

Available for Sale

FHLMC pass-through certificates	$15,281,497	$95,144	$94,633	$15,282,008
GNMA pass-through certificates	7,448,140	193,516	8,023	7,633,633
FNMA pass-through certificates	28,924,246	226,983	120,560	29,030,669
Small Business Administration certificates	78,494	—	169	78,325

	$51,732,377	$515,643	$223,385	$52,024,635

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	December 31, 2003
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity

GNMA pass-through certificates	$383,145	$17,695	$—	$400,840
FHLMC pass-through certificates	10,674	1,197	—	11,871
FNMA pass-through certificates	347,513	11,402	—	358,915

	$741,332	$30,294	$—	$771,626

Available for Sale

FHLMC pass-through certificates	$18,831,307	$185,253	$67,541	$18,949,019
GNMA pass-through certificates	9,865,635	373,588	470	10,238,753
FNMA pass-through certificates	31,993,808	317,458	116,295	32,194,971
Small Business Administration certificates	112,231	79	—	112,310

	$60,802,981	$876,378	$184,306	$61,495,053

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2004:

	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
FNMA pass-through certificates—held-to-maturity	$1,678,170	$14,725	$—	$—	$1,678,170	$14,725
SBA pass-through certificates	78,325	169	—	—	78,325	169
FHLMC pass-through certificates	5,061,891	55,189	2,897,612	39,444	7,959,503	94,633
GNMA pass-through certificates	1,976,340	8,023	—	—	1,976,340	8,023
FNMA pass-through certificates	13,285,743	101,173	2,072,330	19,387	15,358,073	120,560

	$22,080,469	$179,279	$4,969,942	$58,831	$27,050,411	$238,110

The following table provides the gross unrealized losses and fair value, aggregated by investment category, all of which the length of time the individual securities have been in a continuous unrealized loss position was less than 12 months at December 31, 2003:

	Estimated Fair Value	Gross Unrealized Loss
FHLMC pass-through certificates	$4,624,223	$67,541
GNMA pass-through certificates	12,976,479	116,295
FNMA pass-through certificates	902,827	470

	$18,503,529	$184,306

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Management believes that the estimated fair value of the securities is dependent upon the movement in market interest rates and that the unrealized losses are temporary. The determination of whether a decline in market value is other than temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if conclusions other than those made my management were to determine whether an other than temporary impairment exists.

At December 31, 2004, three mortgage-backed securities have aggregate depreciation of 1.17% from the Company’s amortized cost basis for 12 months or longer. The unrealized losses relate principally to the decline in market interest rates. As management has the ability and intent to hold these debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

At December 31, 2003, no mortgage-backed securities have aggregate depreciation from the Company’s amortized cost basis for 12 months or longer.

5. LOANS RECEIVABLE—NET

Loans receivable consist of the following:

	December 31,
	2004	2003
Real estate—mortgage:
One-to-four family residential	$247,610,013	$229,042,035
Commercial and multi-family	26,482,515	25,968,923
Other	—	—

Total real estate mortgages	274,092,528	255,010,958

Real estate—construction:
Residential	5,034,900	4,257,569
Commercial	7,719,097	5,701,471

Total real estate—construction	12,753,997	9,959,040

Commercial	14,110,846	8,473,035

Consumer
Home equity	39,264,550	27,592,296
Other consumer loans	1,244,022	1,403,502

Total consumer loans	40,508,572	28,995,798

Total loans	341,465,943	302,438,831
Net deferred loan cost	585,576	455,095
Allowance for loan losses	(1,466,295)	(1,116,156)

Net total loans	$340,585,224	$301,777,770

The Bank grants loans to customers primarily in its local market area. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market. The intent of management is to hold loans originated and purchased to maturity.

The Bank is servicing loans for the benefit of others totaling approximately $12,259,000 and $17,168,000 at December 31, 2004 and 2003, respectively. Servicing loans for others generally consists of collecting mortgage

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

payments, disbursing payments to investors and occasionally processing foreclosures. Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

The Bank originates and purchases both fixed and adjustable interest rate loans. At December 31, 2004 and 2003, the composition of these loans, net, was approximately $236,647,000 and $222,967,000, respectively, of fixed rate loans and $103,938,000 and $78,811,000, respectively, of adjustable rate loans.

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2004	2003	2002
Balance, beginning of year	$1,116,156	$774,716	$530,863
Provision for loan loss	360,000	360,000	275,000
Charge-offs	(15,801)	(19,897)	(37,669)
Recoveries	5,940	1,337	6,522

Balance, end of year	$1,466,295	$1,116,156	$774,716

The provision for loan losses charged to expense is based upon past loan loss experiences and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. As of December 31, 2004, 2003 and 2002, the impaired loan balance was measured for impairment based on the fair value of the loans’ collateral. Loans collectively evaluated for impairment include residential real estate loans, consumer loans, and smaller balance commercial and commercial real estate loans. During the years ended December 31, 2004, 2003 and 2002, the Bank had no loans considered to be impaired other than those collectively evaluated for impairment.

Nonperforming loans at December 31, 2004 and 2003, amounted to approximately $4,466 and $405,561 respectively. The reserve for delinquent interest on loans totaled $232 and $52,219 at December 31, 2004 and 2003, respectively.

Certain directors and officers of the Company have loans with the Bank. Repayments and other includes loans for which there was a change in employee status which resulted in a change in loan classification. Total loan activity for directors and officers was as follows:

	Years Ended December 31,
	2004	2003	2002
Balance, beginning of year	$4,235,767	$3,196,859	$3,430,191
Additions	3,462,508	2,229,750	723,500
Repayments and other	(771,005)	(1,190,842)	(956,832)

Balance, end of year	$6,927,270	$4,235,767	$3,196,859

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

6. OFFICE PROPERTIES AND EQUIPMENT—NET

Office properties and equipment are summarized by major classification as follows:

	December 31,
	2004	2003
Land	$1,693,942	$1,693,942
Buildings and improvements	7,591,342	7,073,994
Furniture and equipment	4,410,124	3,829,841

Total	13,695,408	12,597,777
Accumulated depreciation	(5,619,712)	(5,047,341)

Net	$8,075,696	$7,550,436

For the years ended December 31, 2004, 2003 and 2002, depreciation expense amounted to $721,905, $661,976 and $661,215 respectively.

7. DEPOSITS

Deposits consist of the following major classifications:

	December 31,
	2004		2003
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
NOW and other demand deposit accounts	$204,817,923	1.08%	$185,824,138	0.84%
Passbook savings and club accounts	94,915,239	1.14%	90,698,511	1.14%

Subtotal	299,733,162		276,522,649

Certificates with original maturities:
Within one year	34,989,278	1.84%	43,972,966	1.65%
One to three years	39,920,944	2.73%	29,046,342	2.81%
Three years and beyond	40,684,695	4.80%	40,731,760	4.89%

Total certificates	115,594,917		113,751,068

Total	$415,328,079		$390,273,717

The aggregate amount of certificate accounts in denominations of $100,000 or more at December 31, 2004 and 2003 amounted to $32,603,182 and $28,209,715, respectively. Deposit amounts in excess of $100,000 are generally not federally insured.

Municipal demand deposit accounts in denominations of $100,000 or more at December 31, 2004 and 2003 amounted to $61,146,314 and $59,186,999, respectively.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

8. ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK

Advances from the FHLB of New York are as follows:

	Interest Rate	December 31,
Due		2004	2003
December 17, 2012	3.440%	$5,000,000	$5,000,000
February 20, 2008	2.380%	3,000,000	3,000,000
February 20, 2013	3.160%	2,000,000	2,000,000

		$10,000,000	$10,000,000

The advances are collateralized by FHLB stock and substantially all first mortgage loans. The carrying value of assets pledged to the FHLB of New York was $180,658,004 and $158,526,211 at December 31, 2004 and 2003, respectively.

Unused lines of credit and borrowing capacity available for short-term borrowings from the FHLB of New York at December 31, 2004 and 2003 were $171,518,447 and $148,513,639, respectively.

The Company also has lines of credit and advance commitments with the FHLB of New York totaling approximately $47,193,900. These variable rate commitments expire July 29, 2005.

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities underlying the reverse repurchase agreements were delivered to the broker-dealers who arranged the transactions. The broker-dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Bank substantially identical securities at the maturities of the agreements.

Information concerning funds purchased under repurchase agreements is summarized as follows:

	December 31,
	2004	2003
Weighted average balance during the period	$33,289,303	$34,784,753
Weighted average interest rate during the period	3.72%	3.53%
Maximum month-end balance during the period	34,590,000	35,860,000
Mortgage-backed securities and securities of Federal agencies collateralizing the agreements at period-end:
Carrying value	24,622,697	31,527,876
Estimated fair value	24,626,408	32,046,080

Maturities of the agreements outstanding at December 31, 2004 are as follows:

Par Value
2005	$7,840,000
2006	—
Thereafter	15,000,000

Total	$22,840,000

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

10. INCOME TAXES

The income tax provision consists of the following:

	Years Ended December 31,
	2004	2003	2002
Income taxes:
Current:
Federal	$1,077,959	$1,158,531	$1,794,352
State	504,958	451,427	543,157

Total current tax provision	1,582,917	1,609,958	2,337,509

Deferred:
Federal	(457,726)	(50,289)	(507,933)
State	(79,968)	(8,784)	(91,803)

Total deferred tax provision (benefit)	(537,694)	(59,073)	(599,736)

Total income tax provision	$1,045,223	$1,550,885	$1,737,773

The Company’s provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate to income before income before taxes as follows:

	Years Ended December 31,
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at federal rate	$799,578	34.0%	$1,449,968	34.0%	$1,490,074	34.0%
State income tax provision, net of federal tax benefit	280,493	11.9	292,144	6.9	297,894	6.8
Other	(34,848)	(1.5)	(191,227)	(4.5)	(50,195)	(1.1)

Total	$1,045,223	44.4%	$1,550,885	36.4%	$1,737,773	39.7%

The effective tax rate for 2004 was 44.4% compared to 36.4% for 2003. This increase in rate was primarily due to variations in state taxes related to the contribution to the Ocean City Home Charitable Foundation.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Charitable contributions	$708,553	$—
Allowance for loan losses	585,640	445,795
Nonperforming loans	92	20,856
Deferred compensation	118,687	141,349
IRC Section 475 mark-to-market	84,808	349,447
Employee benefits	330,413	132,737

Total deferred tax assets	1,828,193	1,090,184

Deferred tax liabilities:
Unrealized gain on available for sale securities	(168,486)	(451,617)
Deferred loan fees	(233,879)	(181,765)
Property	(56,694)	(43,127)
Servicing	(23,752)	(33,606)
Officers life insurance	(575,843)	(453,722)
Other	(41,812)	(19,445)

Total deferred tax liabilities	(1,100,466)	(1,183,282)

Net	$727,727	$(93,098)

The Bank uses the specific charge-off method for computing reserves for bad debts. The bad debt deduction allowable under this method is available to large banks with assets over $500 million. Generally, this method allows the Bank to deduct an annual addition to the reserve for bad debts equal to its net charge-offs. Retained earnings at December 31, 2004 and 2003 include approximately $2,400,000 representing bad debt deductions for which no deferred income tax has been provided. This amount represents the Bank’s bad debt reserve as of the base year and is not subject to recapture as long as the Bank continues to carry on the business of banking.

11. JUNIOR SUBORDINATED DEBENTURES

In 1998, Ocean Shore Capital Trust I (the “Trust”), a trust created under Delaware law that is wholly owned by the Company, issued $15 million, 8.67% Capital Securities (the “Capital Securities”) with a liquidation amount of $1,000 per Capital Security unit and a scheduled maturity of July 15, 2028. The proceeds from the sale of the Capital Securities were utilized by the Trust to invest in $15.5 million of 8.67% Junior Subordinated Deferrable Interest Debentures (the “Debentures”) of the Company. The Debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Interest on the Capital Securities is cumulative and payable semi-annually in arrears. The Company has the option, subject to required regulatory approval, to prepay the Debentures in whole or in part, at various prepayment prices, plus accrued and unpaid interest thereon to the date of the prepayment.

As a result of the adoption of FIN 46 and FIN 46(R), the Company deconsolidated the Trust. As a result, the junior subordinated debentures issued by the Company to the Trust, totaling $15,464,000, are reflected in the Company’s consolidated statement of financial position in the liabilities section at December 31, 2004 and 2003,

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

under the caption “Junior Subordinated Debenture.” The Company records interest expense on the corresponding debenture in its consolidated statement of income. The Company also recorded the common capital securities issued by the Trust in “Other assets” in its consolidated statement of financial position at December 31, 2004 and 2003.

12. COMMITMENTS AND CONTINGENCIES

Loan Commitments—As of December 31, 2004, the Company had approximately $15,894,000 in outstanding commitments to originate fixed and variable rate loans with market interest rates ranging from 4.25% to 7.25%, and approximately $20,622,000 in unused lines of credit with interest rates ranging from 4.75% to 16.00% on funds disbursed. Commitments are issued in accordance with the same policies and underwriting procedures as settled loans.

Lease Commitment—The Company leases certain property and equipment under noncancellable operating leases. Scheduled minimum lease payments are as follows:

Year Ending December 31
2005	$66,812
2006	67,057
2007	62,283
2008	65,397
2009	68,666
Thereafter	115,537

Total	$445,752

Rent expense for all operating leases was approximately $60,742, $60,742 and $60,742 for the years ended December 31, 2004, 2003 and 2002, respectively.

Cash Reserve Requirement—The Bank is required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder. Such reserves totaled approximately $7,966,000 at December 31, 2004 and $7,262,000 at December 31, 2003.

Restrictions on Funds Transferred—There are various restrictions which limit the ability of a bank subsidiary to transfer funds in the form of cash dividends, loans or advances to the parent company. Under federal law, the approval of the primary regulator is required if dividends declared by the Bank in any year exceed the net profits of that year, as defined, combined with the retained profits for the two preceding years.

Employment Contracts—The Bank has entered into employment contracts with several officers of the Bank whereby such officers would be entitled to 2 or 3 years salary, depending on the officer, in the event of a change of control or other specified reasons.

13. REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum tangible, core and risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		Required For Capital Adequacy Purposes		Required To Be Considered Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Tangible capital	$54,212,148	10.67%	$7,619,955	1.50%	N/A	N/A
Core capital	54,212,148	10.67	20,319,880	4.00	$30,476,820	6.00%
Tier 1 risk-based capital	54,212,148	19.85	N/A	N/A	16,384,020	6.00
Total risk-based capital	55,709,895	20.40	21,845,360	8.00	27,306,700	10.00

As of December 31, 2003:
Tangible capital	$32,414,198	7.08%	$6,863,876	1.50%	N/A	N/A
Core capital	32,414,198	7.08	18,303,669	4.00	$27,455,504	6.00%
Tier 1 risk-based capital	32,424,198	13.24	N/A	N/A	14,692,477	6.00
Total risk-based capital	33,568,187	13.71	19,589,969	8.00	24,487,461	10.00

Capital at December 31, 2004 for the Bank represents only the capital maintained at the Bank level, which is less that the capital of the Company.

Capital at December 31, 2003 for financial statement purposes differs from tangible, core, and Tier 1 risked based capital amounts by $723,813 representing the exclusion of unrealized gain on securities available for sale and approximately $9,163,000 which represents qualified capital from the issuance of trust preferred securities. Total risk-based capital differs from tangible, core, and Tier 1 risked based capital by the allowance for loan losses of $1,116,156.

Federal banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total dividends that may be paid at any date is generally limited to the earnings of the Bank for the year to date plus retained earnings for the prior two years, net of any prior capital distributions. In addition, dividends paid by the Bank to the Company would be prohibited if the distribution would cause the Bank’s capital to be reduced below the applicable minimum capital requirements. For the years ended December 31, 2004 and 2003 the Bank paid $800,000 each year in dividends to the Company.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

14. BENEFIT PLANS

The Company maintains an approved 401(k) Plan. All employees are eligible to participate after completing one year of full-time employment with entry dates at the end of each quarter. The employees may contribute up to 15% of their compensation to the plan with the Company matching up to one-half with a maximum of eight percent. Full vesting in the plan is prorated equally over a five-year period beginning in 1998. The contributions to the 401(k) Plan for the years ended December 31, 2004, 2003 and 2002 were $134,186, $127,462 and $105,405, respectively.

The Bank maintains a deferred compensation plan whereby certain officers will be provided supplemental retirement benefits for a period of fifteen years following normal retirement. The benefits under the plan are fully vested for all officers. The Company makes annual contributions, based upon an accrued liability schedule, to a trust for each respective officer organized by the Company to administer the plan so that the amounts required will be provided at the normal retirement dates and thereafter. Assuming normal retirement, the benefits under the plan will be paid in varying amounts between 2013 and 2031. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of employment, or death. The contributions to the plan for the years ended December 31, 2004, 2003 and 2002 were $206,095, $185,000 and $130,408, respectively.

The Bank maintains a directors’ deferred compensation plan whereby a director defers into a retirement account a portion of their monthly director fees for a specified period to provide a specified amount of income for a period of five to ten years following normal retirement. The Company also accrues the interest cost on the deferred fee obligation so that the amounts required will be provided at the normal retirement dates and thereafter. Assuming normal retirement, the benefits under the plan will be paid in varying amounts between 2004 and 2029. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of service, or death. At December 31, 2004 and 2003, the accrued deferred compensation liability amounted to approximately $273,129 and $360,209, respectively, and is included as a component of “Other Liabilities” in the statement of financial condition. The contributions to the plan for the years ended December 31, 2004, 2003 and 2002 were $86,800, $63,000 and $62,150, respectively.

In 2002, the Bank established an Executive Incentive Retirement Plan whereby certain officers defer a portion of their annual incentive pay into a retirement account. Salary Continuation Agreements have been entered into for this plan to allow for payments to be made upon retirement of the officers. The contributions to the plan for the years ended December 31, 2004, 2003 and 2002 were $73,850, $64,480 and $59,253, respectively. At December 31, 2004 and 2003, the accrued liability relating to this plan amounted to $56,516 and $127,544, respectively.

The Bank is the owner and primary beneficiary of insurance policies on the lives of participating officers and directors. Such policies were purchased to informally fund the benefit obligations and to allow the Company to honor its contractual obligations in the event of pre-retirement death of a covered officer or director. Certain of the insurance policies owned by the Bank are policies under which the employee’s designated beneficiary is entitled to part of the policy benefits upon the death of the employee. The aggregate cash surrender value of all policies owned by the Company amounted to approximately $6,992,000 and $6,368,000 at December 31, 2004 and 2003, respectively.

In December 2004, the Company established an Employee Stock Ownership Plan (“ESOP”) covering all eligible employees as defined by the ESOP. The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

based primarily on the value of the Company’s common stock. The Company accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6, “Employer’s Accounting for Employee Stock Ownership Plans,” issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (“AICPA”).

To purchase the Company’s common stock, the ESOP borrowed $3.4 million from the Company to purchase 343,499 shares of the Company’s common stock in the initial public offering. The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP over a period of up to 15 years. Dividends declared on common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan. Compensation expense is recognized in accordance with SOP 93-6. The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the current and all remaining scheduled future principal and interest payments.

All shares that have not been released for allocation to participants are held in a suspense account by the ESOP for future allocation as the loan is repaid. Unallocated common stock purchased by the ESOP is recorded as a reduction of stockholders’ equity at cost. During the year ended December 31, 2004 the company recorded an expense related to this plan of approximately $277,000.

During 2004, a Stock Based Compensation Plan was established creating a rabbi trust to fund certain benefit plans. In the Company’s initial public offering, approximately 30,900 shares of the Company’s common stock was purchased for approximately $321,000 by this trust for the benefit of certain officers and directors to acquire shares through deferred compensation plans.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following discloses the estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31,
	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$47,649,279	$47,649,279	$28,758,859	$28,758,859
Investment securities:
Held to maturity	8,387,127	8,398,135	3,066,125	3,097,927
Available for sale	54,233,783	54,233,783	62,370,037	62,370,037
Mortgage-backed securities:
Held to maturity	2,156,901	2,161,900	741,332	771,626
Available for sale	52,024,635	52,024,635	61,495,053	61,495,053
Loans receivable, net	340,585,224	342,979,000	301,777,770	304,432,000
Federal Home Loan Bank stock	3,101,600	3,101,600	2,815,300	2,815,300

Liabilities:
NOW and other demand deposit accounts	204,817,923	204,817,923	185,824,138	185,824,138
Passbook savings and club accounts	94,915,239	94,915,239	90,698,511	90,698,511
Certificates	115,594,917	115,044,542	113,751,068	121,571,790
Advances from Federal Home Loan Bank	10,000,000	9,971,938	10,000,000	10,094,125
Securities sold under agreements to repurchase	22,840,000	23,854,800	33,490,000	35,241,180
Junior subordinated debenture	15,464,000	14,381,520	15,464,000	12,600,000

Cash and Cash Equivalents—For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Investment and Mortgage-Backed Securities—Fair values for investment and mortgage-backed securities are based on published market quotes.

Loans Receivable—Net—The fair value of loans receivable is estimated based on the present value using current-entry interest rates applicable to each category of such financial instrument.

Federal Home Loan Bank (FHLB) Stock—Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount.

NOW and Other Demand Deposit, Passbook Savings and Club, and Certificates Accounts—The fair value of NOW and other demand deposit accounts and passbook savings and club accounts is the amount payable on

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

demand at the reporting date. The fair value of certificates is estimated by discounting future cash flows using interest rates currently offered on certificates with similar remaining maturities.

Advances from FHLB—The fair value is the amount payable on demand at the reporting date.

Securities Sold Under Agreements to Repurchase—The fair value is estimated by discounting future cash flows using current interest rates on agreements with similar remaining maturities.

Junior Subordinated Debenture—The fair value is estimated based on quoted market values for similar borrowing arrangements.

Commitments to Extend Credit and Letters of Credit—The majority of the Bank’s commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Bank or the borrower, they only have value to the Bank and the borrower. The estimated fair value approximates the recorded deferred fee amounts, which are not significant.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2004 and 2003, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

16. RELATED PARTY TRANSACTION

Ocean City Home Charitable Foundation was established as part of the plan of stock issuance. In December of 2004, the Company donated $2.0 million in cash and stock to Ocean City Home Charitable Foundation as part of the initial public offering.

17. PARENT ONLY FINANCIAL INFORMATION

The following are the condensed financial statements for Ocean Shore Holding Co. (Parent company only):

	December 31,
	2004	2003
STATEMENTS OF FINANCIAL CONDITION
Assets:
Cash and cash equivalents	$414,037	$4,838
Investment securities	18,156,096	19,935,595
Investment in subsidiary	54,855,887	33,704,293
Other assets	5,541,212	2,021,475

Total assets	$78,967,232	$55,666,201

Liabilities:
Securities sold under agreements to repurchase	$2,840,000	$13,490,000
Junior subordinated debenture	15,464,000	15,464,000
Other liabilities	867,996	2,737,495

Total liabilities	19,171,996	31,691,495

Stockholders’ equity	59,795,236	23,974,706

Total liabilities and stockholders’ equity	$78,967,232	$55,666,201

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Years Ended December 31,
	2004	2003	2002
STATEMENTS OF INCOME
Interest income	$1,095,612	$1,223,403	$1,516,149
Interest expense	1,645,344	1,683,826	1,833,529

Net interest loss	(549,732)	(460,423)	(317,380)
Other expenses	1,755,774	90,419	90,508

Loss before income tax benefit and equity in undistributed earnings in subsidiary	(2,305,506)	(550,842)	(407,888)
Income tax benefit	(783,276)	(186,939)	(138,682)

Loss before equity in undistributed earnings in subsidiary	(1,522,230)	(363,903)	(269,206)
Equity in undistributed earnings of subsidiary	2,828,708	3,077,630	2,922,140

Net income	$1,306,478	$2,713,727	$2,652,934

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Years Ended December 31,
	2004	2003	2002
STATEMENTS OF CASH FLOWS

OPERATING ACTIVITIES:
Net income	$1,306,478	$2,713,727	$2,652,934
Equity in undistributed earnings in subsidiary	(2,828,708)	(3,077,630)	(2,922,140)
Stock contribution to charitable foundation	1,663,255	0	0
Net amortization of investment premiums/discounts	62,816	87,985	46,624
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	11,127	44,736	(6,093)
Prepaid expenses and other assets	(494,887)	53,478	75,343
Accrued interest payable	(2,015)	(4,585)	(17,399)
Other liabilities	0	0	360
Intercompany payables	248,422	0	(269,747)

Net cash used in operating activities	(33,512)	(182,289)	(440,118)

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities available for sale	0	750,000	0
Principal repayment of mortgage backed securities held to maturity	130,178	473,097	172,359
Principal repayment of mortgage backed securities available for sale	5,059,479	9,526,050	7,373,047
ESOP loan to Ocean City Home Bank	(3,434,990)	0	0
Principal payments on ESOP loan	315,333	0	0
Purchase of investment securities available for sale	0	0	(763,523)
Purchase of mortgage backed securities available for sale	(3,527,357)	(9,088,679)	(5,547,966)

Net cash provided by (used in) investing activities	(1,457,357)	1,660,468	1,233,917

FINANCING ACTIVITIES:
Proceeds from borrowed money	0	0	2,930,061
Repayment of borrowed money	(2,013,737)	(694,073)	(222,251)
Decreases in securities sold under repurchase agreements	(10,650,000)	(1,920,000)	(4,070,061)
Capital contribution to subsidiary	(23,000,000)	0	0
Proceeds from issuance of common stock	36,811,415	0	0
Dividends received	800,000	800,000	800,000
Dividends paid	(47,610)	0	0

Net cash provided by (used in) financing activities	1,900,068	(1,814,073)	(562,251)

Net increase (decrease) in cash & cash equivalents	409,199	(335,894)	231,548

Cash and cash equivalents—beginning	4,838	340,732	109,184

Cash and cash equivalents—ending	$414,037	$4,838	$340,732

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

18. QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Total interest income	$5,611	$5,544	$5,646	$5,921
Total interest expense	2,254	2,247	2,351	2,546

Net interest income	3,357	3,297	3,295	3,375

Provision for loan losses	90	90	90	90

Net interest income after provision for loan losses	3,267	3,207	3,205	3,285

Other income	539	579	641	630
Other expense	2,652	2,633	2,732	4,984

Income before income taxes	1,154	1,153	1,114	(1,069)
Income taxes	464	424	471	(313)

Net income (loss)	$690	$729	$643	$(756)

Net income per share	N/A	N/A	N/A	N/M (1)

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Total interest income	$5,760	$5,661	$5,535	$5,601
Total interest expense	2,623	2,567	2,480	2,385

Net interest income	3,137	3,094	3,055	3,216

Provision for loan losses	90	90	90	90

Net interest income after provision for loan losses	3,047	3,004	2,965	3,126

Other income	464	597	507	558
Other expense	2,418	2,455	2,503	2,627

Income before income taxes	1,093	1,146	969	1,057
Income taxes	421	449	356	325

Net income	$672	$697	$613	$732

Net income per share	N/A	N/A	N/A	N/A

(1)	N/M—Earnings per share for quarter ended December 31, 2004 was not meaningful because the Company completed its stock offering on December 21, 2004.

* * * * * *

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the directors and officers of Ocean Shore Holding and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2005 Annual Meeting of Stockholders and to Part I, Item 1, “Business— Executive Officers of the Registrant” to this Annual Report on Form 10-K.

Ocean Shore Holding Co. has adopted a Code of Ethics and Business Conduct. See Exhibit 14.0 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2005 Annual Meeting of Stockholders. At December 31, 2004, we did not have any compensation plans or individual compensation arrangements under which our equity securities are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the principal accountant fees and expenses is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits

3.1	Amended and Restated Charter of Ocean Shore Holding Co.(1)

3.2	Amended and Restated Bylaws of Ocean Shore Holding Co., as amended

4.0	Specimen Stock Certificate of Ocean Shore Holding Co.(1)

10.1	Employment Agreement by and between Ocean Shore Holding Co., Ocean City Home Bank and Steven E. Brady

10.2	Ocean City Home Bank Executive Incentive Retirement Plan(1)

10.3	Ocean City Home Bank Directors’ Deferred Compensation Plan(1)

10.4	Salary Continuation Agreement by and between Ocean City Home Bank and Steven E. Brady and all amendments thereto(1)

10.5	Salary Continuation Agreement by and between Ocean City Home Bank and Anthony J. Rizzotte and all amendments thereto(1)

10.6	Split Dollar Life Insurance Agreement by and between Ocean City Home Bank and Steven E. Brady(1)

10.7	Split Dollar Life Insurance Agreement by and between Ocean City Home Bank and Anthony J. Rizzotte(1)

10.8	Ocean City Home Bank Director and Executive Life Insurance Plan(1)

10.9	Ocean City Home Bank Supplemental Executive Retirement Plan

10.10	Ocean City Home Bank Change in Control Severance Compensation Plan

10.11	Change in Control Agreement by and between Ocean City Home Bank and certain executive officers

10.12	Ocean City Home Bank Stock-Based Deferred Compensation Plan(1)

10.13	Amendment to Ocean City Home Bank Executive Incentive Retirement Plan(1)

10.14	Amendment to Ocean City Home Bank Directors’ Deferred Compensation Plan(1)

14.0	Code of Ethics and Business Conduct

21.0	List of Subsidiaries

23.0	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, initially filed on August 27, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN SHORE HOLDING CO.

Date: March 29, 2005	By:	/s/ STEVEN E. BRADY
Steven E. Brady
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEVEN E. BRADY Steven E. Brady	President, Chief Executive Officer (principal executive officer)	March 29, 2005

/s/ DONALD F. MORGENWECK Donald F. Morgenweck	Senior Vice President and Chief Financial Officer (principal accounting and financial officer)	March 29, 2005

/s/ SYLVA A. BERTINI Sylva A. Bertini	Director	March 29, 2005

/s/ FREDERICK G. DALZELL, M.D. Frederick G. Dalzell, M.D.	Director	March 29, 2005

/s/ CHRISTOPHER J. FORD Christopher J. Ford	Director	March 29, 2005

/s/ ROY GILLIAN Roy Gillian	Director	March 29, 2005

/s/ ROBERT A. PREVITI, Ed.D. Robert A. Previti, Ed.D	Director	March 29, 2005

/s/ JOHN L. VAN DUYNE John L. Van Duyne	Director	March 29, 2005

/s/ SAMUEL R. YOUNG Samuel R. Young	Director	March 29, 2005