Form 10-Q
period 2005-03-31
OCEAN SHORE HOLDING CO
filed 2005-05-13
CIK 1298716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 0-51000

OCEAN SHORE HOLDING CO.

(Exact name of registrant as specified in its charter)

United States	22-3584037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Asbury Avenue, Ocean City, New Jersey	082266
(Address of principal executive offices)	(Zip Code)

(609) 399-0012

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date:

At May 13, 2005, the registrant had 8,447,868 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2005	December 31, 2004
ASSETS

Cash and amounts due from depository institutions	$13,902,841	$7,895,819
Federal funds sold	30,000,000	39,500,000

Cash and cash equivalents	43,902,841	47,395,819

Investment securities held to maturity (estimated fair value— March 2005 $8,390,849; December 2004 $8,398,135)	8,383,981	8,387,127
Investment securities available for sale (amortized cost—March 2005 $54,816,281; December 2004 $54,067,590)	54,632,369	54,233,783
Mortgage-backed securities held to maturity (estimated fair value— March 2005 $5,934,102; December 2004 $2,161,900)	6,001,216	2,156,901
Mortgage-backed securities available for sale (amortized cost—March 2005 $48,328,685; December 2004 $51,732,377)	48,081,352	52,024,635
Loans receivable—net	347,071,830	340,585,224
Accrued interest receivable:
Loans	1,209,927	1,182,138
Mortgage-backed securities	221,789	219,992
Investment securities	563,637	627,103
Federal Home Loan Bank stock—at cost	3,101,600	3,101,600
Office properties and equipment—net	8,138,222	8,075,696
Prepaid expenses and other assets	2,778,407	2,734,054
Cash surrender value of life insurance	7,150,413	6,992,313
Deferred tax asset	804,559	727,727

TOTAL ASSETS	$532,042,143	$528,444,112

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$41,941,842	$35,318,241
Interest bearing deposits	374,342,226	380,009,838
Advances from Federal Home Loan Bank	10,000,000	10,000,000
Junior subordinated debenture	15,464,000	15,464,000
Securities sold under agreements to repurchase	25,470,000	22,840,000
Advances from borrowers for taxes and insurance	2,218,638	1,995,772
Accrued interest payable	488,080	821,013
Other liabilities	2,140,125	2,200,012

Total liabilities	472,064,911	468,648,876

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 8,762,742 shares issued	87,627	87,627
Additional paid in capital	38,387,523	38,387,523
Retained earnings - partially restricted	25,299,666	24,557,370
Deferred compensation plans trust	(334,817)	(321,260)
Unallocated ESOP shares	(3,205,990)	(3,205,990)
Accumulated other comprehensive income (loss)	(256,777)	289,966

Total stockholders’ equity	59,977,232	59,795,236

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$532,042,143	$528,444,112

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2005	2004
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$4,752,003	$4,312,997
Taxable interest on mortgage-backed securities	572,265	670,686
Non-taxable interest on municipal securities	100,450	85,483
Taxable interest and dividends on investments securities	666,213	541,773

Total interest and dividend income	6,090,931	5,610,940

INTEREST EXPENSE:
Deposits	1,780,318	1,505,654
Advances from Federal Home Loan Bank, securities sold under agreements to repurchase and other borrowed money	691,556	747,977

Total interest expense	2,471,874	2,253,632

NET INTEREST INCOME	3,619,057	3,357,308

PROVISION FOR LOAN LOSSES	75,000	90,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,544,057	3,267,308

OTHER INCOME:
Service charges	351,384	362,244
Cash surrender value of life insurance	73,000	69,732
Other	143,795	107,181

Total other income	568,179	539,157

OTHER EXPENSES:
Salaries and employee benefits	1,739,622	1,598,235
Occupancy and equipment	583,121	541,465
Federal insurance premiums	15,010	15,356
Advertising	93,617	80,587
Professional services	158,673	100,164
Other operating expenses	321,381	316,723

Total other expenses	2,911,425	2,652,530

INCOME BEFORE INCOME TAXES	1,200,810	1,153,935

INCOME TAX EXPENSE	458,514	463,873

NET INCOME	$742,296	$690,062

Basic earnings per share:	$0.09	N/A
Diluted earnings per share:	$0.09	N/A

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2005

	Common Stock	Additional Paid-In Capital	Retained Earnings Partially Restricted	Unallocated ESOP Shares	Deferred Compensation Plans Trust	Accumulated Other Comprehensive Income (Loss)	Total Equity
BALANCE—January 1, 2005	$87,627	$38,387,523	$24,557,370	$(3,205,990)	$(321,260)	$289,966	$59,795,236

Comprehensive income:
Net income			742,296				742,296
Net change in unrealized loss on securities available for sale, net of taxes of $342,954						(546,743)	(546,743)

Comprehensive income							195,553
Purchase of shares by deferred compensation plans trust					(13,557)		(13,557)

BALANCE—March 31, 2005	$87,627	$38,387,523	$25,299,666	$(3,205,990)	$(334,817)	$(256,777)	$59,977,232

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$742,296	$690,062

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	337,229	337,636
Provision for loan losses	75,000	90,000
Deferred income taxes	266,122	(203,341)
Loss on sale of office properties and equipment	—	1,754
Increase in cash surrender value of life insurance	(73,000)	(69,732)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	33,880	107,867
PREPAID expenses and other assets	(44,354)	117,049
Accrued interest payable	(332,933)	(336,748)
Other liabilities	(59,887)	838,851

Net cash provided by operating activities	944,353	1,573,398

INVESTING ACTIVITIES:
Loans originated, net of repayments	(6,608,548)	(3,376,607)
Purchases of:
Mortgage-backed securities held to maturity	(3,993,750)	(1,070,442)
Mortgage-backed securities available for sale	—	(1,524,375)
Investment securities available for sale	(3,998,125)	(10,614,378)
Office properties and equipment	(240,210)	(513,477)
Proceeds from maturities of investment securities available for sale	3,181,669	22,061,036
Purchase of life insurance contracts	(85,100)	—

Net cash (used in) provided by investing activities	(8,232,630)	9,311,673

FINANCING ACTIVITIES:
Increase in deposits	955,989	11,980,871
Increase in securities sold under agreements to repurchase	2,630,000	660,000
Repayment of other borrowings	—	(181,373)
Purchase of share by deferred compensation plans trust	(13,557)	—
Increase in advances from borrowers for taxes and insurance	222,867	209,112

Net cash provided by financing activities	3,795,299	12,668,610

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,492,978)	23,553,681

CASH AND CASH EQUIVALENTS—Beginning of period	47,395,819	28,607,259

CASH AND CASH EQUIVALENTS—End of period	$43,902,841	$52,160,940

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for: Interest	$2,804,806	$2,590,380

See notes to condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholder’s equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2004. The results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005 or any other period.

Use of Estimates in the Preparation of Financial Statements - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The significant estimates include the allowance for loan losses and deferred tax asset valuation allowance. Actual results could differ from those estimates.

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

b. Available for Sale—Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale. These securities are carried at estimated fair value, which is based on market value. Market value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and are reported net of tax in other comprehensive income. Upon the sale of securities, any unamortized premium or unaccreted discount is considered in the determination of gain or loss from the sale. Realized gains and losses on the sale of securities are recognized utilizing the specific identification method. There were no sales of available for sale securities in 2005 or 2004.

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

In March 2004, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments.” The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance related to the recognition of impaired losses has been delayed by FASB Staff Position (“FSP”) EITF Issue 03-1-1. The delay of the effective date for this guidance will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment. The disclosure provisions of EITF 03-1 continue to be effective for the Company’s consolidated financial statements and have been included in its consolidated financial statements for the year ended December 31, 2004.

In December 2004, the FASB revised Statement of Financial Accounting Standards (“SFAS”) No. 123, Share-Based Payment, to require the recognition of expenses related to share-based payment transactions, including employee stock option grants, based on the fair value of the equity instruments issued. The Company is required to adopt SFAS No. 123(R) in the first quarter of 2006. Effective with the first quarter of 2006, the Company will recognize an expense over the required service period for any stock options granted, modified, cancelled, or repurchased after that date and for the portion of grants for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have to its Consolidated Financial Statements. The Company does not have any share-based payments in the periods ended March 31, 2005 and 2004.

2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	March 31, 2005
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
Debt securities -
Municipal securities	$8,383,981	$8,924	$2,056	$8,390,849

Available for Sale
Debt securities:
U.S. Government and Federal Agencies	$24,335,483	$14,053	$363,343	$23,986,193
Municipal securities	4,948,321	94,544	—	5,042,865
Corporate	17,503,707	215,064	152,837	17,565,934
Equity securities	8,028,770	178,766	170,159	8,037,377

	$54,816,281	$502,427	$686,339	$54,632,369

	December 31, 2004
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
Debt securities -
Municipal securities	$8,387,127	$13,575	$2,567	$8,398,135

Available for Sale
Debt securities:
U.S. Government and Federal Agencies	$20,516,995	$16,955	$174,214	$20,359,736
Municipal securities	4,947,840	122,004	—	5,069,844
Corporate	20,573,986	294,900	163,346	20,705,540
Equity securities	8,028,769	206,230	136,336	8,098,663

	$54,067,590	$640,089	$473,896	$54,233,783

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2005 and December 31, 2004:

	March 31, 2005
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities -
Municipal Securities	$665,338	$558	$459,737	$1,498	$1,125,075	$2,056
U.S. Government and Federal Agencies	19,666,753	291,493	3,172,791	71,851	22,839,544	363,344
Corporate	6,074,111	39,123	5,101,120	113,714	11,175,231	152,837
Equity securities	—	—	7,856,015	170,158	7,856,015	170,158

	$26,406,202	$331,174	$16,589,663	$357,221	$42,995,865	$688,395

	December 31, 2004
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities -
Municipal Securities	$1,127,709	$2,567	$—	$—	$1,127,709	$2,567
U.S. Government and Federal Agencies	19,063,571	174,214	—	—	19,063,571	174,214
Corporate	9,133,328	126,344	2,102,622	37,002	11,235,950	163,346
Equity securities	—	—	7,889,837	136,336	7,889,837	136,336

	$29,324,608	$303,125	$9,992,459	$173,338	$39,317,067	$476,463

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

At March 31, 2005, ten debt and equity securities have aggregate depreciation of 2.11% from the Company’s amortized cost basis for 12 months or longer. The unrealized loss relates principally to the decline in market interest rates. As management has the ability and intent to hold these debt securities until maturity, or for the foreseeable future, no decline is deemed to be other than temporary. Although these equity securities have unrealized losses, no credit issues have been identified that cause management to believe that declines in market value are other that temporary. Unrealized losses on marketable equity securities that are in excess of cost, and that have been sustained for 12 months, are generally recognized by management as being other than temporary and charged to earnings, unless evidence exists to support a realizable value equal to or greater than the Company’s carrying value of the investment.

The amortized cost and estimated fair value of debt securities available for sale at March 31, 2005 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2005
	Held to Maturity Securities		Available for Sale Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within 1 year	$8,383,981	$8,390,849	$10,032,853	$9,974,789
Due after 1 year through 5 years	—	—	20,816,479	20,468,863
Due after 5 years through 10 years	—	—	2,132,595	2,127,169
Due after 10 years	—	—	13,805,584	14,024,171

Total	$8,383,981	$8,390,849	$46,787,511	$46,594,992

3. MORTGAGE BACKED SECURITIES

Mortgage-backed securities are summarized as follows:

	March 31, 2005
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
GNMA pass-through certificates	$213,769	$8,854	$—	$222,623
FHLMC pass-through certificates	4,699	438	—	5,137
FNMA pass-through certificates	5,782,748	4,744	81,150	5,706,342

	$6,001,216	$14,036	$81,150	$5,934,102

Available for Sale
FHLMC pass-through certificates	$14,601,048	$45,266	$195,517	$14,450,797
GNMA pass-through certificates	6,605,001	149,418	13,438	6,740,981
FNMA pass-through certificates	27,074,305	115,814	348,740	26,841,379
Small Business Administration certificates	48,331	—	136	48,195

	$48,328,685	$310,498	$557,831	$48,081,352

	December 31, 2004
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
GNMA pass-through certificates	$242,569	$11,567	$—	$254,136
FHLMC pass-through certificates	4,926	571	—	5,497
FNMA pass-through certificates	1,909,406	7,586	14,725	1,902,267

	$2,156,901	$19,724	$14,725	$2,161,900

Available for Sale
FHLMC pass-through certificates	$15,281,497	$95,144	$94,633	$15,282,008
GNMA pass-through certificates	7,448,140	193,516	8,023	7,633,633
FNMA pass-through certificates	28,924,246	226,983	120,560	29,030,669
Small Business Administration certificates	78,494	—	169	78,325

	$51,732,377	$15,643	$223,385	$52,024,635

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2005 and December 31, 2004:

	March 31, 2005
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
FNMA pass-through certificates-held-to-maturity	$4,567,520	$58,280	$931,161	$22,870	$5,498,681	$81,150
SBA pass-through certificates	48,195	136	—	—	48,195	136
FHLMC pass-through certificates	6,729,379	73,793	6,279,006	121,724	13,008,385	195,517
GNMA pass-through certificates	1,698,067	13,438	—	—	1,698,067	13,438
FNMA pass-through certificates	15,891,977	239,803	6,051,448	108,937	21,943,425	348,740

	$28,935,138	$385,450	$13,261,615	$253,531	$42,196,753	$638,981

	December 31, 2004
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
FNMA pass-through certificates-held-to-maturity	$1,678,170	$14,725	$—	$—	$1,678,170	$14,725
SBA pass-through certificates	78,325	169	—	—	78,325	169
FHLMC pass-through certificates	5,061,891	55,189	2,897,612	39,444	7,959,503	94,633
GNMA pass-through certificates	1,976,340	8,023	—	—	1,976,340	8,023
FNMA pass-through certificates	13,285,743	101,173	2,072,330	19,387	15,358,073	120,560

	$22,080,469	$179,279	$4,969,942	$58,831	$27,050,411	$238,110

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

At March 31, 2005, eight mortgage-backed securities have aggregate depreciation of 1.88% from the Company’s amortized cost basis for 12 months or longer. The unrealized losses relate principally to the decline in market interest rates. As management has the ability and intent to hold these debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

4. LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31, 2005	December 31, 2004
Real estate - mortgage:
One-to-four family residential	$254,237,098	$247,610,013
Commercial and multi-family	25,845,268	26,482,515
Other	—	—

Total real estate mortgages	280,082,366	274,092,528

Real estate - construction:
Residential	5,356,037	5,034,900
Commercial	8,733,184	7,719,097

Total real estate - construction	14,089,221	12,753,997

Commercial	11,593,105	14,110,846

Consumer
Home equity	40,798,197	39,264,550
Other consumer loans	1,357,902	1,244,022

Total consumer loans	42,156,099	40,508,572

Total loans	347,920,790	341,465,943
Net deferred loan cost	688,767	585,576
Allowance for loan losses	(1,537,728)	(1,466,295)

Net total loans	$347,071,830	$340,585,224

Changes in the allowance for loan losses are as follows:

	Three Months Ended March 31
	2005	2004
Balance, beginning of year	$1,466,295	$1,116,156
Provision for loan loss	75,000	90,000
Charge-offs	(4,466)	(7,947)
Recoveries	898	756

Balance, end of year	$1,537,728	$1,198,965

5. DEPOSITS

Deposits consist of the following major classifications:

	March 31, 2005		December 31, 2004
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
NOW and other demand deposit accounts	$205,890,739	1.20%	$204,817,923	1.08%
Passbook savings and club accounts	94,392,428	1.17%	94,915,239	1.14%

Subtotal	300,283,167		299,733,162

Certificates with original maturities:
Within one year	34,881,319	2.14%	34,989,278	1.84%
One to three years	39,910,587	2.77%	39,920,944	2.73%
Three years and beyond	41,208,995	4.77%	40,684,695	4.80%

Total certificates	116,000,901		115,594,917

Total	$416,284,068		$415,328,079

The aggregate amount of certificate accounts in denominations of $100,000 or more at March 31, 2005 and December 31, 2004 amounted to $33,536,517 and $32,603,182, respectively.

Municipal demand deposit accounts in denominations of $100,000 or more at March 31, 2005 and December 31, 2004 amounted to $58,995,220 and $61,146,314, respectively.

6. EARNINGS PER SHARE

Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities.

The difference between the common shares issued and the common shares outstanding, for the purposes of calculating basic earnings per share, is a result of the unallocated ESOP shares.

The calculated basic and dilutive earnings per share (EPS) are as follows:

	Three Months Ended March 31,
	2005	2004
Numerator	$742,296	$690,062
Denominators:
Basic shares outstanding	8,447,868	N/A
Effect of dilutive securities	None	N/A

Earnings per share:
Basic	$0.09	N/A
Dilutive	$0.09	N/A

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This Quarterly Report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather are statements based on Ocean Shore Holding’s current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 under “Item 1. Business – Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Ocean Shore Holding assumes no obligation to update any forward-looking statements.

GENERAL

Ocean Shore Holding Co. (“Ocean Shore Holding” or the “Company”) is a federally chartered savings and loan holding company established in 1998 to be the holding company for Ocean City Home Bank (the “Bank”). Ocean Shore Holding’s business activity is the ownership of the outstanding capital stock of Ocean City Home Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.

The Bank is a federally chartered savings bank. We operate as a community-oriented financial institution offering a wide range of financial services to consumers and businesses in our market area. We attract deposits from the general public, small businesses and municipalities and use those funds to originate real estate loans, small commercial loans and consumer loans, which we hold primarily for investment.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2005 AND DECEMBER 31, 2004

Total assets of the Company increased by $3.6 million to $532.0 million at March 31, 2005, from $528.4 million at December 31, 2004. Cash and cash equivalents decreased by $3.5 million to $43.9 million at March 31, 2005 from $47.4 million at December 31, 2004. A decrease of $9.5 million of overnight fed funds was offset by increases of $6.0 million of cash on hand and reserve balances held at the Federal Reserve Bank.

Investments increased $400,000 to $63.0 million at March 31, 2005 from $62.6 million at December 31, 2004. Purchases of $4.0 million of agency notes were offset by maturities and market value adjustments totaling $3.6 million. Mortgage-backed securities decreased by $100,000 to $54.1 million as purchases of $4.0 million were offset by payments received and valuation adjustments totaling $4.1 million.

Loans receivable increased $6.5 million to $347.1 million at March 31, 2005 from $340.6 million at December 31, 2004. Loan originations totaled $25.2 million for the three months ended March 31, 2005 including mortgage loan originations of $15.6 million, consumer loan originations of $5.9 million and $3.7 million in commercial loan originations. Originations were offset by $18.7 million in normal loan payments and payoffs.

Deposits increased by $1.0 million, or 0.2% to $416.3 million at March 31, 2005 from $415.3 million at December 31, 2004. Noninterest bearing deposits increased $6.6 million, time deposits increased by $400,000, savings accounts decreased by $500,000 and interest bearing checking decreased by $5.5 million. Other borrowings increased $2.6 million from $22.8 million at December 31, 2004 to $25.5 million March 31, 2005.

Stockholder’s equity increased by $200,000 to $60.0 million at March 31, 2005 from $59.8 million at December 31, 2004. Current period earnings of $742,000 were offset by a decrease in unrealized market valuations of $547,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Net income was $742,000 for the three months ended March 31, 2005 as compared to $690,000 for the three months ended March 31, 2004. The $52,000 or 7.6% increase in 2005 from 2004 was due primarily to an increase in net interest income of $262,000 and an increase in other income of $29,000 offset by an increase in other expenses of $259,000.

Net Interest Income

Net interest income increased $262,000 to $3.6 million for the three months ended March 31, 2005 as compared to the same period in 2004.

Interest income increased by $480,000 including a $143,000 increase in mortgage loan income, a $132,000 increase in commercial loan income and a $164,000 increase in consumer loan income. The increase in loan income resulted from an increase in the average balance of loans of $38 million offset by a decline in the average yield of 12 basis points. Investment income increased $17,000, income in fed funds sold increased $122,000 and income in mortgage backed securities decreased by $98,000.

Interest expense increased by $218,000 including an increase in municipal deposit expense of $192,000, an increase in time deposit expense of $64,000 and a decrease in interest expense on borrowings of $56,000. Municipal deposit expense increased as a result of rising interest rates, while time deposit expense increased as a result of deposit growth and an increase in the average rate paid. Borrowing expense decreased as a result of lower average balance of borrowings. In December 2004 we used proceeds from our recently completed stock offering to reduce securities sold under agreements to repurchase.

The interest rate spread and net interest margin of the Company was 2.72% and 2.98% respectively, for the three months ended March 31, 2005 compared to 2.98% and 3.03% for the same period in 2004. Due to continued repayments during the year and reinvestment in lower yielding investments and loans due to generally lower market interest rates at the medium at the long term end of the yield curve, the yield on interest earning assets decreased. The continued rise in short-term interest rates increased the cost of interest expense on deposits and borrowings.

The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. The balances of yields and costs are annualized for presentation purposes.

For purposes of this table, average balances have been calculated using the average daily balances and nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are insignificant. Interest income on loans and investment securities has not been calculated on a tax equivalent basis because the impact would be insignificant.

Average Balance Tables

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$342,152	$4,752	5.56%	$303,779	$4,313	5.68%
Investment securities	114,869	1,169	4.07%	119,610	1,249	4.18%
Other interest-earning assets	27,996	170	2.43%	19,944	49	0.97%

Total interest-earning assets	485,017	6,091	5.02%	443,333	5,611	5.06%

Noninterest-earning assets	43,549			39,387

Total assets	528,566	6,091		482,720	5,611

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	169,768	591	1.39%	161,355	388	0.96%
Savings accounts	94,900	269	1.13%	91,681	259	1.13%
Certificates of deposit	115,457	920	3.19%	112,771	858	3.04%

Total interest-bearing deposits	380,124	1,780	1.87%	365,806	1,506	1.65%

FHLB advances	10,000	77	3.07%	10,000	78	3.10%
Securities sold under agreements to repurchase	22,946	280	4.88%	33,998	305	3.59%
Subordinated debt	15,464	335	8.67%	15,464	335	8.67%
Other borrowings	0	0	0.00%	1,911	30	0.00%

Total Borrowings	48,410	692	5.71%	61,373	748	4.87%

Total interest-bearing liabilities	428,534	2,472	2.31%	427,179	2,254	2.11%

Noninterest-bearing liabilities	39,709			31,097

Total liabilities	468,243			458,276

Retained earnings	60,323			24,444

Total liabilities and retained earnings	$528,566			$482,720

Net interest income		$3,619			$3,357
Interest rate spread			2.72%			2.95%
Net interest margin			2.98%			3.03%
Average interest-earning assets to average interest-bearing liabilities	113.18%			103.78%

Provision For Loan Losses

The provision for loan losses decreased to $75,000 in the three months ended March 31, 2005 from $90,000 for the same period in 2004 reflecting the low balance of nonperforming loans.

Other Income

Other income increased $29,000 to $568,000 or 5.4% for the three month period ended March 31, 2005 from the same period in 2004. The increase occurred in service charges and fees, loan servicing fees and increases in the surrender value of bank-owned life insurance.

Other Expense

Other expenses increased $259,000 to $2.9 million for the three month period ended March 31, 2005 from the same period in 2004. Salaries and benefits increased $141,000 due to regular salary increases, occupancy and equipment increased $42,000 due primarily to increases in data processing expenses related to improvements to network security and other operating expenses increased $76,000 as accounting and legal services increased due to additional compliance requirements associated with becoming a public company.

Income Taxes

Income taxes declined $4,000 to $459,000 for an effective tax rate of 38.2% for the three months ended March 31, 2005 compared to $464,000 for an effective tax rate of 40.2% from the same period in 2004. The decline was a result of the tax effect of market value adjustments of investments available for sale.

Liquidity and Capital Resources

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2005, cash and cash equivalents totaled $43.9 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $24.1 million at March 31, 2005. In addition, at March 31, 2005, we had the ability to borrow a total of approximately $172.9 million from the Federal Home Loan Bank of New York, which included available overnight lines of credit of $47.2 million. On that date, we had no overnight advances outstanding.

At March 31, 2005, we had $49.8 million in loan commitments outstanding, which included $10 million in undisbursed loans, $17.8 million in unused home equity lines of credit and $5.1 million in commercial lines of credit. Certificates of deposit due within one year of March 31, 2005 totaled $34.9 million, or 30% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At March 31, 2005, the Bank exceeded all of its regulatory capital requirements with tangible capital of $54.4 million, or 10.7% of total adjusted assets, which is above the required level of $7.6 million or 1.5%; core capital of $54.4 million, or 10.7% of total adjusted assets which is above the required level of $20.4 million or 4.0%; and risk-based capital of $56.0 million, or 20.6% of risk-weighted assets, which is above the required level of $21.7 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s prompt corrective action regulations.

Non-Performing Assets

Non-performing assets totaled only $28,000 at March 31, 2005. Net charge-offs were $4,000 in the first quarter, compared to $8,000 in the same period last year. The allowance for loan losses was .44% of total loans at March 31, 2005 compared to .39% of total loans at March 31, 2004.

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Allowance for Loan Losses:
Allowance at beginning of period	$1,466	$1,116
Provision for loan losses	75	90
Recoveries	1	1
Charge-offs	4	8

Net charge-offs	4	7

Allowance at end of period	$1,538	$1,199
Allowance for loan losses as a percent of total loans	0.44%	0.39%
Allowance for loan losses as a percent of nonperforming loans	N/M	N/M

	March 31, 2005	December 31, 2004
	(In thousands)
Nonperforming Assets:
Nonaccrual loans:
Mortgage loans	—	—
Commercial business loans	—	—
Consumer loans	$28	$4

Total	28	4

Real estate owned	—	—
Other nonperforming assets	—	—

Total nonperforming assets	$28	$4
Nonperforming loans as a percent of total loans	N/M	N/M
Nonperforming assets as a percent of total assets	N/M	N/M

Recent Developments

The Bank has recently signed agreements for its seventh and eighth full service offices. The Bank has entered into a lease for a facility in the Northfield area of Egg Harbor Township. This lease will provide the Bank with approximately 2,500 square feet and three drive through lanes. The Northfield office is expected to open in the third quarter. The Bank has also entered into a contract to purchase an office in Margate. The Bank’s office will be on the first floor of a condominium project currently in development. The Margate office is expected to open in the 2nd or 3rd quarter of 2006.

OFF-BALANCE SHEET ARRANGEMENTS

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

For the three months ended March 31, 2005, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

I tem 3.	Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on, among other factors, such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since December 31, 2004.

Net Interest Income Simulation Analysis

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

The following table reflects changes in estimated net interest income only for Ocean Shore Holding.

	At March 31, 2005 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	-0.40%	1.78%
100 basis point decrease in rates	0.35%	-3.86%

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

Net Portfolio Value Analysis

In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, this analysis is not performed for decreases of more than 100 basis points. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at March 31, 2005 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$73,546	$(15,535)	(17)%	13.67%	(210	) bp
200	79,975	(9,106)	(10)	14.60	(117)
100	86,670	(2,411)	(3)	15.52	(25)
0	89,081	—	—	15.77	—
(100)	85,181	(3,900)	(4)	15.07	(70)

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

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial offers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Ocean Shore Holding did not repurchase any of its securities in the quarter ended March 31, 2005.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO.
(Registrant)

Date: May 13, 2005	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: May 13, 2005	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President