Form 10-Q
period 2005-06-30
OCEAN SHORE HOLDING CO
filed 2005-08-11
CIK 1298716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

At August 5, 2005, the registrant had 8,762,742 shares of $0.01 par value common stock outstanding.

OCEAN SH ORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2005	December 31, 2004
ASSETS

Cash and amounts due from depository institutions	$14,892,374	$7,895,819
Federal funds sold	21,500,000	39,500,000

Cash and cash equivalents	36,392,374	47,395,819

Investment securities held to maturity (estimated fair value— 2005, $9,622,997; 2004, $8,398,135)	9,617,169	8,387,127
Investment securities available for sale (amortized cost— 2005, $52,147,962; 2004, $54,067,590)	52,308,601	54,233,783
Mortgage-backed securities held to maturity (estimated fair value— 2005, $5,957,605; 2004, $2,161,900)	5,921,419	2,156,901
Mortgage-backed securities available for sale (amortized cost— 2005, $44,870,610; 2004, $51,732,377)	44,957,084	52,024,635
Loans receivable—net	373,618,668	340,585,224
Accrued interest receivable:
Loans	1,332,526	1,182,138
Mortgage-backed securities	207,022	219,992
Investment securities	615,317	627,103
Federal Home Loan Bank stock—at cost	3,391,100	3,101,600
Office properties and equipment—net	8,458,004	8,075,696
Prepaid expenses and other assets	2,915,789	2,734,054
Cash surrender value of life insurance	7,213,413	6,992,313
Deferred tax asset	719,964	727,727

TOTAL ASSETS	$547,668,450	$528,444,112

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$49,444,707	$35,318,241
Interest bearing deposits	381,257,413	380,009,838
Advances from Federal Home Loan Bank	10,000,000	10,000,000
Junior subordinated debenture	15,464,000	15,464,000
Securities sold under agreements to repurchase	24,490,000	22,840,000
Advances from borrowers for taxes and insurance	2,263,234	1,995,772
Accrued interest payable	821,782	821,013
Other liabilities	2,631,960	2,200,012

Total liabilities	486,373,096	468,648,876

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 8,762,742 shares issued	87,627	87,627
Additional paid in capital	38,395,538	38,387,523
Retained earnings - partially restricted	26,089,531	24,557,370
Deferred compensation plans trust	(346,698)	(321,260)
Unallocated ESOP shares	(3,091,490)	(3,205,990)
Accumulated other comprehensive income	160,846	289,966

Total stockholders’ equity	61,295,354	59,795,236

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$547,668,450	$528,444,112

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$5,044,414	$4,321,378	$9,796,415	$8,634,375
Taxable interest on mortgage-backed securities	582,076	587,788	1,154,341	1,258,474
Non-taxable interest on municipal securities	102,563	76,448	203,014	161,930
Taxable interest and dividends on investments securities	682,421	558,729	1,348,635	1,100,503

Total interest and dividend income	6,411,474	5,544,343	12,502,405	11,155,282

INTEREST EXPENSE:
Deposits	1,912,486	1,503,202	3,692,804	3,008,857
Advances from Federal Home Loan Bank, securities sold under agreements to repurchase and other borrowed money	713,529	744,335	1,405,086	1,492,312

Total interest expense	2,626,015	2,247,537	5,097,890	4,501,169

NET INTEREST INCOME	3,785,459	3,296,806	7,404,515	6,654,113
PROVISION FOR LOAN LOSSES	75,000	90,000	150,000	180,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,710,459	3,206,806	7,254,515	6,474,113

OTHER INCOME:
Service charges	383,719	381,822	735,102	744,065
Cash surrender value of life insurance	63,000	80,232	136,000	149,964
Other	124,882	117,207	268,678	224,389

Total other income	571,601	579,261	1,139,780	1,118,418

OTHER EXPENSES:
Salaries and employee benefits	1,718,686	1,550,463	3,458,308	3,148,698
Occupancy and equipment	582,282	538,260	1,165,403	1,079,725
Federal insurance premiums	14,500	14,827	29,510	30,183
Advertising	107,361	93,951	200,979	174,538
Professional services	203,945	115,703	362,617	215,867
Other operating expenses	339,708	320,087	661,089	636,809

Total other expenses	2,966,482	2,633,291	5,877,906	5,285,820

INCOME BEFORE INCOME TAXES	1,315,578	1,152,776	2,516,389	2,306,711

INCOME TAX EXPENSE	525,714	423,712	984,228	887,585

NET INCOME	$789,864	$729,064	$1,532,161	$1,419,126

Basic and diluted earnings per share:	$0.09	N/A	$0.18	N/A

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2005

	Common Stock	Additional Paid-In Capital	Retained Earnings - Partially Restricted	Unallocated ESOP Shares	Deferred Compensation Plans Trust	Accumulated Other Comprehensive Income (Loss)	Total Equity
BALANCE—January 1, 2005	$87,627	$38,387,523	$24,557,370	$(3,205,990)	$(321,260)	$289,966	$59,795,236
Comprehensive income:
Net income			1,532,161				1,532,161
Net change in unrealized loss on securities available for sale, net of taxes of $55,012						(129,120)	(129,120)

Comprehensive income							1,403,041
Excess of fair market value above cost of ESOP shares		8,015					8,015
ESOP shares committed to be released				114,500			114,500
Purchase of shares by deferred compensation plans trust					(25,438)		(25,438)

BALANCE—June 30, 2005	$87,627	$38,395,538	$26,089,531	$(3,091,490)	$(346,698)	$160,846	$61,295,354

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004

	Common Stock	Additional Paid-In Capital	Retained Earnings - Partially Restricted	Unallocated ESOP Shares	Deferred Compensation Plans Trust	Accumulated Other Comprehensive Income (Loss)	Total Equity
BALANCE—January 1, 2004	—	—	$23,250,893	—	—	$723,813	$23,974,706
Comprehensive income:
Net income			1,419,126				1,419,126
Net change in unrealized loss on securities available for sale, net of taxes of $(506,661)						(791,179)	(791,179)

Comprehensive income							627,947

BALANCE—June 30, 2004	—	—	$24,670,019	—	—	$(67,366)	$24,602,653

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$1,532,161	$1,419,126
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	676,918	733,132
Provision for loan losses	150,000	180,000
Deferred income taxes	89,983	375,707
Loss on sale of office properties and equipment	—	1,754
Income on cash surrender value of life insurance	(136,000)	(149,964)
ESOP shares committed to be released	114,500	—
Excess of fair market value above cost of ESOP shares	8,015	—
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(125,632)	(1,923)
Prepaid expenses and other assets	(181,735)	184,240
Accrued interest payable	769	559
Other liabilities	431,948	(1,114,076)

Net cash provided by operating activities	2,560,927	1,628,555

INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities held to maturity	224,582	173,063
Mortgage-backed securities available for sale	6,792,461	10,873,756
Loans originated, net of repayments	(33,285,126)	(12,790,074)
Purchases of:
Loans receivable	—	(464,000)
Mortgage-backed securities held to maturity	(3,993,750)	(1,070,442)
Mortgage-backed securities available for sale	—	(2,532,188)
Investment securities held to maturity	(1,900,000)	(1,910,010)
Investment securities available for sale	(3,998,125)	(21,125,136)
Federal Home Loan Bank Stock	(289,500)	(286,300)
Office properties and equipment	(742,153)	(864,435)
Proceeds from maturities of:
Investment securities held to maturity	665,000	—
Investment securities available for sale	5,781,274	25,658,716
Purchase of life insurance contracts	(85,100)	(293,900)

Net cash used in investing activities	(30,830,437)	(4,630,950)

FINANCING ACTIVITIES:
Increase in deposits	15,374,040	20,335,991
Increase (decrease) in securities sold under agreements to repurchase	1,650,000	(480,000)
Repayment of other borrowings	—	(365,595)
Purchase of shares by deferred compensation plans trust	(25,438)	—
Increase in advances from borrowers for taxes and insurance	267,463	317,339

Net cash provided by financing activities	17,266,065	19,807,735

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,003,445)	16,805,340
CASH AND CASH EQUIVALENTS—Beginning of period	47,395,819	28,758,859

CASH AND CASH EQUIVALENTS—End of period	$36,392,374	$45,564,199

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$5,097,120	$4,500,610

Income taxes	$485,013	$1,447,400

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2004. The results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005 or any other period.

Use of Estimates in the Preparation of Financial Statements - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The significant estimates include the allowance for loan losses and deferred tax asset. Actual results could differ from those estimates.

Investment and Mortgage-Backed Securities - The Company accounts for debt and equity securities as follows:

a. Held to Maturity - Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using a method which produces results which approximate the interest method over the estimated remaining term of the underlying security.

b. Available for Sale - Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale. These securities are carried at estimated fair value, which is based on market value. Market value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and are reported net of tax in other comprehensive income. Upon the sale of securities, any unamortized premium or unaccreted discount is considered in the determination of gain or loss from the sale. Realized gains and losses on the sale of securities are recognized utilizing the specific identification method. There were no sales of available for sale securities for the three or six months ended June 30, 2005 or 2004.

For all securities that are in an unrealized loss position for an extended period of time and for all securities whose fair value is significantly below amortized cost, the Company performs an evaluation of the specific events attributable to the market decline of the security. The Company considers the length of time and extent to which the security’s market value has been below cost, as well as the general market conditions, industry characteristics and the fundamental operating results of the issuer to determine if the decline is other than temporary. The Company also considers as part of the evaluation its intent and ability to hold the security until its market value has recovered to a level at least equal to the amortized cost. When the Company determines that a security’s unrealized loss is other than temporary, a realized loss is recognized in the period in which the decline in value is determined to be other than temporary. The write-downs are measured based on public market prices of the security at the time the Company determines the decline in value was other than temporary.

In March 2004, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments.” The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance related to the recognition of impaired losses has been delayed by FASB Staff Position (“FSP”) EITF Issue 03-1-1. The delay of the effective date for this guidance will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment. On June 29, 2005, the FASB decided to keep the accounting for certain debt securities as is and not to make the changes suggested in the proposed FSP. The FASB’s proposed FSP would have established new rules for determining when permanent write-downs should be made through earnings for certain available for sale securities under EITF 03-1. The FASB will issue a final FSP, but it will codify existing accounting guidance rather than change the accounting. Under existing accounting rules, such securities are currently marked to market, but the market changes are reflected in the other comprehensive income (loss) component of stockholders’ equity rather than earnings. The revised FSP will apply to evaluations made after September 15, 2005. The disclosure provisions of EITF 03-1 continue to be effective for the Company’s consolidated financial statements and have been included in its consolidated financial statements for the year ended December 31, 2004. The Company does not anticipate the changes in accounting guidance to have a material impact on its financial position.

In December 2004, the FASB revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment,” to require the recognition of expenses related to share-based payment transactions, including employee stock option grants, based on the fair value of the equity instruments issued. The Company is required to adopt SFAS No. 123(R) in the first quarter of 2006. Effective with the first quarter of 2006, the Company will recognize an expense over the required service period for any stock options granted, modified, cancelled or repurchased after that date and for the portion of grants for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have to its consolidated financial statements. The Company has not granted any share-based payments to date, but anticipates such grants will be made under the option plan approved by stockholders on July 13, 2005.

In July 2005, the FASB issued an exposure draft on a proposed interpretation of SFAS No. 109, “Accounting for Income Taxes.” This exposure draft is designed to end the diverse accounting methods used for accounting for uncertain tax positions. The proposed model is a benefit recognition model and stipulates that a benefit from a tax position should only be recorded when it is probable. The benefit should be recorded at management’s best estimate. The proposed interpretation would be effective as of the end of the first annual period after December 15, 2005. Any changes to net assets as a result of applying the proposed interpretation would be recorded as a cumulative effect of a change in accounting principle. Management is in the process of assessing the impact this interpretation will have on its financial statements.

2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	June 30, 2005
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
Debt securities -
Municipal securities	$9,617,169	$6,278	$450	$9,622,997

Available for Sale
Debt securities -
U.S. Government and Federal Agencies	$24,016,792	$11,230	$260,616	$23,767,406
Municipal securities	4,948,802	109,394	—	5,058,196
Corporate	15,153,598	347,518	36,212	15,464,904
Equity securities	8,028,770	182,812	193,487	8,018,095

Total available for sale securities	$52,147,962	$650,954	$490,315	$52,308,601

	December 31, 2004
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
Debt securities -
Municipal securities	$8,387,127	$13,575	$2,567	$8,398,135

Available for Sale
Debt securities -
U.S. Government and Federal Agencies	$20,516,995	$16,955	$174,214	$20,359,736
Municipal securities	4,947,840	122,004	—	5,069,844
Corporate	20,573,986	294,900	163,346	20,705,540
Equity securities	8,028,769	206,230	136,336	8,098,663

Total available for sale securities	$54,067,590	$640,089	$473,896	$54,233,783

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2005 and December 31, 2004:

	June 30, 2005
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities -
Municipal securities	$—	$—	$459,869	$450	$459,869	$450
U.S. Government and Federal Agencies	11,716,893	85,457	11,067,530	175,159	22,784,423	260,616
Corporate	3,558,566	16,885	2,703,083	19,327	6,261,649	36,212
Equity securities	—	—	7,832,687	193,487	7,832,687	193,487

Total	$15,275,459	$102,342	$22,063,169	$388,423	$37,338,628	$490,765

	December 31, 2004
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities -
Municipal securities	$1,127,709	$2,567	$—	$—	$1,127,709	$2,567
U.S. Government and Federal Agencies	19,063,571	174,214	—	—	19,063,571	174,214
Corporate	9,133,328	126,344	2,102,622	37,002	11,235,950	163,346
Equity securities	—	—	7,889,837	136,336	7,889,837	136,336

Total	$29,324,608	$303,125	$9,992,459	$173,338	$39,317,067	$476,463

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

At June 30, 2005, fourteen debt and equity securities had aggregate depreciation of 1.73% from the Company’s amortized cost basis for 12 months or longer. The unrealized loss relates principally to the changes in market interest rates. As management has the ability and intent to hold these debt securities until maturity, or for the foreseeable future, no decline is deemed to be other than temporary. Unrealized losses on marketable equity securities that are in excess of cost, and that have been sustained for 12 months, are generally recognized by management as being other than temporary and charged to earnings, unless evidence exists to support a realizable value equal to or greater than the Company’s carrying value of the investment. Although these equity securities have unrealized losses sustained for more than 12 months, no credit issues have been identified that cause management to believe that declines in market value are other than temporary.

The amortized cost and estimated fair value of debt securities available for sale at June 30, 2005 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2005
	Held to Maturity Securities		Available for Sale Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within 1 year	$9,617,169	$9,622,997	$7,685,543	$7,649,438
Due after 1 year through 5 years	—	—	20,657,357	20,406,004
Due after 5 years through 10 years	—	—	2,971,754	2,986,734
Due after 10 years	—	—	12,804,538	13,248,330

Total	$9,617,169	$9,622,997	$44,119,192	$44,290,506

3. MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:

	June 30, 2005
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity

GNMA pass-through certificates	$203,845	$8,967	$—	$212,812
FHLMC pass-through certificates	4,463	411	—	4,874
FNMA pass-through certificates	5,713,111	42,483	15,675	5,739,919

Total	$5,921,419	$51,861	$15,675	$5,957,605

Available for Sale

FHLMC pass-through certificates	$13,876,408	$90,293	$113,660	$13,853,041
GNMA pass-through certificates	5,741,783	130,716	12,471	5,860,028
FNMA pass-through certificates	25,210,935	127,063	135,297	25,202,701
Small Business Administration certificates	41,484	—	170	41,314

Total	$44,870,610	$348,072	$261,598	$44,957,084

	December 31, 2004
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity

GNMA pass-through certificates	$242,569	$11,567	$—	$254,136
FHLMC pass-through certificates	4,926	571	—	5,497
FNMA pass-through certificates	1,909,406	7,586	14,725	1,902,267

Total	$2,156,901	$19,724	$14,725	$2,161,900

Available for Sale

FHLMC pass-through certificates	$15,281,497	$95,144	$94,633	$15,282,008
GNMA pass-through certificates	7,448,140	193,516	8,023	7,633,633
FNMA pass-through certificates	28,924,246	226,983	120,560	29,030,669
Small Business Administration certificates	78,494	—	169	78,325

Total	$51,732,377	$15,643	$223,385	$52,024,635

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2005 and December 31, 2004:

	June 30, 2005
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
FNMA pass-through certificates-held-to-maturity	$625,738	$4,202	$938,954	$11,474	$1,564,692	$15,676
SBA pass-through certificates	41,314	170	—	—	41,314	170
FHLMC pass-through certificates	1,186,838	13,866	5,972,575	99,793	7,159,413	113,659
GNMA pass-through certificates	1,384,301	12,471	—	—	1,384,301	12,471
FNMA pass-through certificates	9,895,735	35,165	8,327,057	100,132	18,222,792	135,297

Total	$13,133,926	$65,874	$15,238,586	$211,399	$28,372,512	$277,273

	December 31, 2004
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
FNMA pass-through certificates-held-to-maturity	$1,678,170	$14,725	$—	$—	$1,678,170	$14,725
SBA pass-through certificates	78,325	169	—	—	78,325	169
FHLMC pass-through certificates	5,061,891	55,189	2,897,612	39,444	7,959,503	94,633
GNMA pass-through certificates	1,976,340	8,023	—	—	1,976,340	8,023
FNMA pass-through certificates	13,285,743	101,173	2,072,330	19,387	15,358,073	120,560

Total	$22,080,469	$179,279	$4,969,942	$58,831	$27,050,411	$238,110

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

At June 30, 2005, ten mortgage-backed securities had aggregate depreciation of 1.37% from the Company’s amortized cost basis for 12 months or longer. The unrealized losses relate principally to the changes in market interest rates. As management has the ability and intent to hold these debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

4. LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30, 2005	December 31, 2004
Real estate - mortgage:
One-to four-family residential	$271,771,042	$247,610,013
Commercial and multi-family	27,059,682	26,482,515

Total real estate-mortgage	298,830,724	274,092,528

Real estate - construction:
Residential	8,364,450	5,034,900
Commercial	8,382,105	7,719,097

Total real estate - construction	16,746,555	12,753,997

Commercial	12,329,806	14,110,846

Consumer
Home equity	45,022,652	39,264,550
Other consumer loans	1,403,044	1,244,022

Total consumer loans	46,425,695	40,508,572

Total loans	374,332,780	341,465,943

Net deferred loan cost	899,906	585,576
Allowance for loan losses	(1,614,018)	(1,466,295)

Net total loans	$373,618,668	$340,585,224

Changes in the allowance for loan losses are as follows:

	Six Months Ended June 30,
	2005	2004
Balance at January 1	$1,466,295	$1,116,156
Provision for loan loss	150,000	180,000
Charge-offs	(4,466)	(7,947)
Recoveries	2,189	3,792

Balance at June 30	$1,614,018	$1,292,001

5. DEPOSITS

Deposits consist of the following major classifications:

	June 30, 2005		December 31, 2004
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
NOW and other demand deposit accounts	$217,019,935	1.19%	$204,817,923	1.08%

Passbook savings and club accounts	93,252,120	1.17%	94,915,239	1.14%

Subtotal	310,272,055		299,733,162

Certificates with original maturities:
Within one year	36,950,477	2.47%	34,989,278	1.84%
One to three years	41,128,993	2.96%	39,920,944	2.73%
Three years and beyond	42,350,595	4.78%	40,684,695	4.80%

Total certificates	120,430,065		115,594,917

Total	$430,702,120		$415,328,079

The aggregate amount of certificate accounts in denominations of $100,000 or more at June 30, 2005 and December 31, 2004 amounted to $36,863,250 and $32,603,182, respectively.

Municipal demand deposit accounts in denominations of $100,000 or more at June 30, 2005 and December 31, 2004 amounted to $55,709,465 and $61,146,314, respectively.

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

The calculated basic and diluted earnings per share (“EPS”) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator	$789,864	$729,064	$1,532,160	$1,419,126
Denominators:
Basic shares outstanding	8,450,731	N/A	8,447,868	N/A
Effect of diluted securities	None	N/A	None	N/A

Earnings per share:
Basic and diluted	$0.09	N/A	$0.18	N/A

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

On December 21, 2004, the Company completed its initial public offering, issuing a total of 8,762,742 shares of the Company’s common stock, of which 4,761,000 shares, or 54.3%, were issued to OC Financial MHC, 343,499 shares, or 3.9%, were issued to the Bank’s Employee Stock Ownership Plan, 166,492 shares, or 1.9%, were issued to the Ocean City Home Charitable Foundation, and 3,491,751 shares, or 39.8%, were issued to eligible depositors. Net proceeds of the offering were $36.8 million.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2005 AND DECEMBER 31, 2004

Total assets of the Company increased by $19.2 million to $547.7 million at June 30, 2005, from $528.4 million at December 31, 2004. Total loans receivable increased $33.0 million offset by decreases of $11.0 million of cash and cash equivalents and $3.3 million of mortgage backed securities.

Investments

Investments decreased $695,000 to $61.9 million at June 30, 2005 from $62.6 million at December 31, 2004. Purchases of $5.9 million of agency notes and municipals were offset by maturities totaling $6.7 million. Mortgage-backed securities decreased by $3.3 million to $50.9 million as purchases of $4.0 million were offset by payments received and fluctuations in market value of investments totaling $7.3 million.

Loans

Loans receivable increased $33.0 million to $373.6 million at June 30, 2005 from $340.6 million at December 31, 2004. Loan originations totaled $76.2 million for the six months ended June 30, 2005 including mortgage loan originations of $49.4 million, consumer loan originations of $16.2 million and $10.6 million in commercial loan originations. Originations were offset by $43.2 million in normal loan payments and payoffs.

The following table summarizes changes in the loan portfolio in the six months ended June 30, 2005.

	June 30, 2005	December 31, 2004	$ change	% change
	(Dollars in thousands)
Real estate - mortgage:
One-to four-family residential	$271,771	$247,610	$24,161	9.8%
Commercial and multi-family	27,060	26,483	577	2.2
Other	—	—	—

Total real estate-mortgage	298,831	274,093	24,738	9.0

Real estate - construction:
Residential	8,364	5,035	3,329	66.1
Commercial	8,382	7,719	663	8.6

Total real estate - construction	16,746	12,754	3,992	31.3

Commercial	12,330	14,111	(1,781)	-12.6

Consumer
Home equity	45,023	39,264	5,759	14.7
Other consumer loans	1,403	1,244	159	12.8

Total consumer loans	46,426	40,508	5,918	14.6

Total loans	374,333	341,466	32,867	9.6

Net deferred loan cost	900	585	315	53.7

Allowance for loan losses	(1,614)	(1,466)	(148)	10.1

Net total loans	$373,619	$340,585	$33,034	9.7

Non-Performing Assets

Non-performing assets totaled $68,000 at June 30, 2005. Net charge-offs were $2,000 in the six months ended June 30, 2005, compared to $4,000 in the same period last year. The allowance for loan losses was 0.43% of total loans at June 30, 2005 compared to 0.41% of total loans at June 30, 2004.

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Allowance for Loan Losses:
Allowance at beginning of period	$1,466	$1,116
Provision for loan losses	150	180
Recoveries	2	4
Charge-offs	4	8

Net charge-offs	2	4

Allowance at end of period	$1,614	$1,292

Allowance for loan losses as a percent of total loans	0.43%	0.41%
Allowance for loan losses as a percent of nonperforming loans	N/M	N/M

	June 30, 2005	December 31, 2004
	(In thousands)
Nonperforming Assets
Nonaccrual loans:
Mortgage loans	$60	$—
Commercial business loans	—	—
Consumer loans	8	4

Total	68	4
Real estate owned	—	—
Other nonperforming assets	—	—

Total nonperforming assets	$68	$4

Nonperforming loans as a percent of total loans	0.02%	N/M

Nonperforming assets as a percent of total assets	0.01%	N/M

Deposits

Deposits increased by $15.4 million, or 3.7% to $430.7 million at June 30, 2005 from $415.3 million at December 31, 2004. An increase in commercial checking of $13.0 million and consumer checking of $4.6 million was offset by a decrease in municipal checking of $5.4 million. An increase in certificates of deposit of $4.8 million was offset by a decrease in savings accounts of $1.6 million.

The following table summarizes changes in deposits in the six months ended June 30, 2005.

	June 30, 2005	December 31, 2004	$ Change	% Change
	(Dollars in thousands)
NOW and other demand deposit accounts	$217,020	$204,818	$12,202	6.0%

Passbook savings and club accounts	93,252	94,915	(1,663)	(1.8)

Subtotal	310,272	299,733	10,539	3.5

Certificates with original maturities:
Within one year	36,950	34,989	1,961	5.6
One to three years	41,129	39,921	1,208	3.0
Three years and beyond	42,351	40,685	1,666	4.1

Total certificates	120,430	115,595	4,835	4.2

Total	$430,702	$415,328	$15,374	3.7

Borrowings

Federal Home Loan Bank advances were unchanged at June 30, 2005 from December 31, 2004. Other borrowings increased $1.7 million from $22.8 million at December 31, 2004 to $24.5 million June 30, 2005. The additional borrowings of $4.0 million were used for the purchase of MBS securities offset by repayments and pay downs of $2.3 million.

Stockholders’ Equity

Stockholders’ equity increased by $1.5 million to $61.3 million at June 30, 2005 from $59.8 million at December 31, 2005 as a result from current period earnings of $1.5 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Net income was $790,000 for the three months ended June 30, 2005 as compared to $729,000 for the three months ended June 30, 2004. The $61,000, or 8.3% increase in 2005 from 2004, was due to an increase in net interest income of $488,000 and decrease in provision for loan losses of $15,000 offset by a decrease in other income of $7,000, an increase in other expenses of $333,000 and an increase in income tax expense of $102,000. The decrease of return on average equity resulted from the proceeds of the December 2004 stock offering being added to stockholders’ equity.

Net income was $1,532,000 for the six months ended June 30, 2005 as compared to $1,419,000 for the six months ended June 30, 2004. The $113,000, or 8.0% increase in 2005 from 2004, was due to an increase in net interest income of $750,000, a decrease in provision for loan losses of $30,000 and an increase in other income of $21,000 offset by an increase in other expenses of $592,000 and an increase in income tax expense of $96,000. The decrease of return on average equity resulted from the proceeds of the December 2004 stock offering being added to stockholders’ equity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Net income	$790	$729	$1,532	$1,419
Basic and diluted earnings per share	$0.09	N/A	$0.18	N/A
Return on average assets (annualized)	0.58%	0.59%	0.57%	0.58%
Return on average equity (annualized)	5.23%	11.42%	5.08%	11.36%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three-month periods ended June 30, 2005 and 2004.

	Three Months Ended June 30,		$ Change	% Change
	2005	2004
	(Dollars in thousands)
INTEREST INCOME:
Loans	$5,044	$4,321	$723	16.7
Investment securities	1,212	1,159	53	4.6
Other interest-earning assets	155	64	91	142.2

Total interest income	6,411	5,544	867	15.6

INTEREST EXPENSE:
Deposits	1,912	1,503	409	27.2
Borrowings	714	744	(30)	(4.0)

Total interest expense	2,626	2,247	379	16.8

Net interest income	$3,785	$3,297	$488	14.8

Interest income increased by $867,000 in the second quarter of 2005 compared to the second quarter of 2004, reflecting an increase in loan income of $723,000 and an increase in investment income of $144,000. The increase in loan income resulted from an increase in the average balance of loans of $50.0 million and an increase in yield of 3 basis points. The increase in investment income resulted from an increase in yield of 23 basis points offset by a decrease in the average balance of $1.5 million. Other interest earning assets income increase resulted from an increase in the average yield in fed funds sold of 190 basis points offset by a lower average balance of $3.7 million.

Interest expense increased by $378,000, reflecting an increase in municipal deposit expense of $243,000, an increase in time deposit expense of $143,000, an increase in all other deposits of $23,000 and a decrease in interest expense on borrowings of $31,000. Municipal deposit expense increased as a result of rising interest rates, while time deposit expense increased as a result of deposit growth and an increase in the average rate paid. Other deposit expense increased as a result of deposit growth. Borrowing expense decreased as a result of lower average balance of borrowings. In December 2004, proceeds were used from the recently completed stock offering to reduce securities sold under agreements to repurchase and other borrowings.

The interest rate spread and net interest margin were 2.75% and 3.05% respectively, for the three months ended June 30, 2005 compared to 2.83% and 2.92% for the same period in 2004. The yield on interest earning assets increased as the yield on loans increased slightly and short-term investments were reinvested in higher yielding investments due to generally higher market interest rates in the short term end of the yield curve. The continued rise in short-term interest rates increased the cost of interest expense on deposits and borrowings.

The following table summarizes changes in interest income and interest expense for the six-month periods ended June 30, 2005 and 2004.

	Six Months Ended June 30,		$ Change	% Change
	2005	2004
	(Dollars in thousands)
INTEREST INCOME:
Loans	$9,796	$8,634	$1,162	13.5
Investment securities	2,380	2,408	(28)	(1.2)
Other interest-earning assets	326	113	213	188.5

Total interest income	12,502	11,155	1,347	12.1

INTEREST EXPENSE:
Deposits	3,693	3,009	684	22.7
Borrowings	1,405	1,492	(87)	(5.8)

Total interest expense	5,098	4,501	597	13.3

Net interest income	$7,404	$6,654	$750	11.3

Interest income increased by $1.3 million in the six months ended June 30, 2005 compared to the same period in 2004, reflecting increases in loan income and other interest-earning assets income offset by a decrease in investment income. The increase in loan income resulted from an increase in the average balance of loans of $44.2 million offset by a decline in the average yield of 5 basis points. Investment income increased $76,000, income in Fed funds sold increased $213,000 and income in mortgage-backed securities decreased by $104,000.

Interest expense increased by $597,000, reflecting an increase in municipal deposit expense of $435,000, an increase in time deposit expense of $204,000, and an increase in other checking and savings deposit expense of $45,000 and a decrease in interest expense on borrowings of $87,000. Municipal deposit expense increased as a result of rising interest rates, while time deposit expense increased as a result of deposit growth and an increase in the average rate paid. Other checking and savings deposit expense increased as a result of higher deposit balances. Borrowing expense decreased as a result of lower average balance of borrowings. In December 2004, proceeds were used from the recently completed stock offering to reduce securities sold under agreements to repurchase and other borrowings.

The interest rate spread and net interest margin of the Company were 2.73% and 3.02% respectively, for the six months ended June 30, 2005 compared to 2.89% and 2.98% for the same period in 2004. The yield on interest earning assets increased as short-term investments were reinvested in higher yielding investments due to generally higher market interest rates in the short-term end of the yield curve offset by a 5 basis point lower yield on loans. The continued rise in short-term interest rates increased the cost of interest expense on deposits and borrowings.

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

Average Balance Tables

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$359,845	$5,044	5.61%	$309,876	$4,321	5.58%
Investment securities	114,750	1,212	4.22%	116,253	1,159	3.99%
Other interest-earning assets	21,208	155	2.93%	24,904	64	1.03%

Total interest-earning assets	495,803	6,411	5.17%	451,033	5,544	4.92%

Noninterest-earning assets	46,166			42,530

Total assets	$541,969			$493,563

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$170,947	644	1.51%	$161,130	383	0.95%
Savings accounts	93,556	273	1.17%	94,621	267	1.13%
Certificates of deposit	118,765	995	3.35%	113,120	853	3.02%

Total interest-bearing deposits	383,268	1,912	2.00%	368,871	1,503	1.63%

FHLB advances	10,000	78	3.10%	10,000	78	3.10%
Securities sold under agreements to repurchase	24,892	301	4.83%	33,742	304	3.61%
Subordinated debt	15,464	335	8.67%	15,464	335	8.67%
Other borrowings	0	0	0.00%	1,728	27	6.26%

Total borrowings	50,356	714	5.67%	60,934	744	4.89%

Total interest-bearing liabilities	433,624	2,626	2.42%	429,805	2,247	2.09%

Noninterest-bearing liabilities	47,941			38,233

Total liabilities	481,565			468,038

Retained earnings	60,404			25,525

Total liabilities and retained earnings	$541,969			$493,563

Net interest income		$3,785			$3,297

Interest rate spread			2.75%			2.83%
Net interest margin			3.05%			2.92%
Average interest-earning assets to average interest-bearing liabilities	114.34%			104.94%

Average Balance Tables

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$351,047	$9,796	5.58%	$306,827	$8,634	5.63%
Investment securities	114,826	2,380	4.15%	117,932	2,408	4.08%
Other interest-earning assets	24,584	326	2.65%	22,424	113	1.01%

Total interest-earning assets	490,456	12,502	5.10%	447,183	11,155	4.99%

Noninterest-earning assets	44,848			40,959

Total assets	$535,304			$488,142

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$170,361	1,235	1.45%	$161,242	771	0.96%
Savings accounts	94,224	542	1.15%	93,151	526	1.13%
Certificates of deposit	117,120	1,916	3.27%	112,945	1,712	3.03%

Total interest-bearing deposits	381,705	3,693	1.93%	367,338	3,009	1.64%

FHLB advances	10,000	154	3.08%	10,000	155	3.09%
Securities sold under agreements to repurchase	23,924	580	4.85%	33,870	610	3.60%
Subordinated debt	15,464	670	8.67%	15,464	670	8.67%
Other borrowings	0	0	0.00%	1,820	57	6.25%

Total borrowings	49,388	1,404	5.69%	61,154	1,492	4.88%

Total interest-bearing liabilities	431,093	5,097	2.36%	428,492	4,501	2.10%

Noninterest-bearing liabilities	43,847			34,665

Total liabilities	474,940			463,157

Retained earnings	60,364			24,985

Total liabilities and retained earnings	$535,304			$488,142

Net interest income		$7,405			$6,654

Interest rate spread			2.73%			2.89%
Net interest margin			3.02%			2.98%
Average interest-earning assets to average interest-bearing liabilities	113.77%			104.36%

Provision for Loan Losses

We review the level of the allowance for loan losses on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. The provision for loan losses was $75,000 and $150,000 for the three and six months ended June 30, 2005 respectively, compared to $90,000 and $180,000 for the three and six months ended June 30, 2004. Net charge-offs (recoveries) were $(1,000) and $2,000 for the three and six months ended June 30, 2005, respectively, compared to $(3,000) and $4,000 for the three and six months ended June 30, 2004. The change in the level of provision for loan loses was due to growth in the loan portfolio, however based on the factors used in the determination of the level of allowance the Company deemed it reasonable to reduce the quarterly provision.

Other Income

The following table summarizes other income for three months ended June 30, 2005 and 2004 and the changes between the periods.

	Three Months Ended June 30,		% Change
	2005	2004
	(Dollars in thousands)
OTHER INCOME:

Service charges	$384	$382	0.5%
Cash surrender value of life insurance	63	80	(21.5)
Other	125	117	6.5

Total other income	$572	$579	(1.3)

Other income decreased $8,000, or (1.3%), to $572,000 for the three-month period ended June 30, 2005 from the same period in 2004. An increase in service charges and fees was offset by a decrease in the income on the surrender value of bank-owned life insurance.

The following table summarizes other income for six months ended June 30, 2005 and 2004 and the changes between the periods.

	Six Months Ended June 30,		% Change
	2005	2004
	(Dollars in thousands)
OTHER INCOME:

Service charges	$735	$744	(1.2)%
Cash surrender value of life insurance	136	150	(9.3)
Other	269	224	19.7

Total other income	$1,140	$1,118	1.9

Other income increased $21,000, or 1.9%, to $1.14 million for the six-month period ended June 30, 2005 from the same period in 2004. The increase occurred in service charges, fees and loan servicing fees offset by a decrease in the income on the surrender value of bank-owned life insurance.

Other Expense

The following table summarizes other expense for three months ended June 30, 2005 and 2004 and the changes between the periods.

	Three Months Ended June 30,		% Change
	2005	2004
	(Dollars in thousands)
OTHER EXPENSE:

Salaries and employee benefits	$1,719	$1,550	10.9%
Occupancy and equipment	582	538	8.2
Federal insurance premiums	14	15	(2.2)
Advertising	107	94	14.3
Professional services	204	114	78.9
Other operating expense	340	320	6.2

Total other expense	$2,966	$2,633	12.7

Other expenses increased $333,000 to $3.0 million for the three-month period ended June 30, 2005 from the same period in 2004. Salaries and benefits increased due to regular salary increases. Occupancy and equipment increased due primarily to increases in data processing expenses related to improvements to network security. Other operating expenses increased as accounting and legal services increased due to additional compliance requirements associated with being a public company.

The following table summarizes other expense for six months ended June 30, 2005 and 2004 and the changes between the periods.

	Six Months Ended June 30,		% Change
	2005	2004
	(Dollars in thousands)
OTHER EXPENSE:

Salaries and employee benefits	$3,458	$3,149	9.9%
Occupancy and equipment	1,165	1,080	7.9
Federal insurance premiums	30	30	0.0
Advertising	201	175	15.1
Professional services	363	216	68.0
Other operating expense	661	637	3.8

Total other expense	$5,878	$5,287	11.2

Other expenses increased $592,000 to $5.9 million for the six-month period ended June 30, 2005 from the same period in 2004. Salaries and benefits increased due to regular salary increases. Occupancy and equipment increased due primarily to increases in data processing expenses related to improvements to network security. Other operating expenses increased as accounting and legal services increased due to additional compliance requirements associated with being a public company.

Income Taxes

Income taxes increased $102,000 to $526,000 for an effective tax rate of 40.0% for the three months ended June 30, 2005 compared to $424,000 for an effective tax rate of 36.8% from the same period in 2004. The increase was a result of higher net income. The increase in the tax provision resulted from higher levels of pretax income of $1.3 million for the three months ended June 30, 2005 as compared to pretax income of $1.1 million for the comparable 2004 period. Additionally, increased statutory tax rates contributed to increased effective tax rate.

Income taxes increased $97,000 to $984,000 for an effective tax rate of 39.1% for the six months ended June 30, 2005 compared to $888,000 for an effective tax rate of 38.5% from the same period in 2004. The increase in the tax provision resulted from higher levels of pretax income of $2.5 million for the six months ended June 30, 2005 as compared to pretax income of $2.3 million for the comparable 2004 period. Additionally, increased statutory tax rates contributed to increased effective tax rate.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2005, cash and cash equivalents totaled $36.4 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $33.6 million at June 30, 2005. In addition, at June 30, 2005, we had the ability to borrow a total of approximately $180.6 million from the Federal Home Loan Bank of New York, which included available overnight lines of credit of $47.2 million. On that date, we had no overnight advances outstanding.

At June 30, 2005, we had $56.1 million in loan commitments outstanding, which included $29.8 million in undisbursed loans, $20.5 million in unused home equity lines of credit and $5.6 million in commercial lines of credit. Certificates of deposit due within one year of June 30, 2005 totaled $55.8 million, or 46.3% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We also have the ability to attract and retain deposits by adjusting the interest rates offered.

At June 30, 2005, the Bank exceeded all of its regulatory capital requirements with tangible capital of $55.0 million, or 10.5% of total adjusted assets, which is above the required level of $7.9 million or 1.5%; core capital of $55 million, or 10.5% of total adjusted assets which is above the required level of $21 million or 4%; and risk-based capital of $56.6 million, or 19.9% of risk-weighted assets, which is above the required level of $22.7 million or 8%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s prompt corrective action regulations.

MARKET RISK MANAGEMENT

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

The following table reflects changes in estimated net interest income only for Ocean Shore Holding.

	At June 30, 2005 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	(0.21)%	2.80%
100 basis point decrease in rates	0.45%	(3.93)%

The 200 and 100 basis point change in rates in the above table is assumed to occur evenly over the following twelve months. Based on the scenario above, net interest income would be adversely affected (within our internal guidelines) in the twelve-month period if rates rose by 200 basis points, but would be positively affected in the twenty-four month period. The reason for the increase in the twenty-four month period is that maturing short-term securities could be reinvested at the higher prevailing rates assumed by the analysis. In addition, if rates declined by 100 basis points net interest income would be adversely affected (within our internal guidelines) in both the twelve- and 24-month periods.

Net Portfolio Value Analysis

In addition to a net interest income simulation analysis, an interest rate sensitivity analysis prepared by the Office of Thrift Supervision is used to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the net portfolio value of cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 basis point decreases in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, this analysis is not performed for decreases of more than 100 basis points. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at June 30, 2005 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$67,027	$(24,303)	(27)%	12.29%	(344	)bp
200	77,369	(13,961)	(15)%	13.84%	(189)
100	89,322	(2,008)	(2)%	15.55%	(18)
0	91,330	—	—	15.73%	—
(100)	87,902	(3,428)	(4)%	15.12%	(61)
(200)	81,493	(9,834)	(11)%	14.08%	(165)
(300)	74,757	(16,573)	(18)%	12.97%	(276)

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

For the three and six months ended June 30, 2005, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Item 2 of this report under “Market Risk Management.”

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the

“Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial offers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Ocean Shore Holding did not repurchase any of its securities in the quarter ended June 30, 2005.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 18, 2005. The results of the vote on the matters presented at the meeting are as follows:

1.	The following individuals were elected as directors, each for a three-year term:

	Votes for	Votes Withheld
Sylva A. Bertini	8,578,893	47,046
John L. Van Duyne	8,564,113	61,826
Christopher J. Ford	8,551,718	74,221

2.	The appointment of Deloitte & Touche LLP as auditors for the Company for the fiscal year ending December 31, 2005 was ratified by stockholders by the following vote:

For 8,398,597;             Against 48,129

Broker non-votes totaled none.

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

OCEAN SHORE HOLDING CO.
(Registrant)

Date: August 11, 2005	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: August 11, 2005	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President