Form 10-Q
period 2005-09-30
OCEAN SHORE HOLDING CO
filed 2005-11-14
CIK 1298716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At September 30, 2005, the registrant had 8,762,742 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2005	December 31, 2004
ASSETS
Cash and amounts due from depository institutions	$15,673,368	$7,895,819
Federal funds sold	26,000,000	39,500,000

Cash and cash equivalents	41,673,368	47,395,819
Investment securities held to maturity (estimated fair value— 2005, $5,196,191; 2004, $8,398,135)	5,192,600	8,387,127
Investment securities available for sale (amortized cost— 2005, $50,219,505; 2004, $54,067,590)	50,103,315	54,233,783
Mortgage-backed securities held to maturity (estimated fair value— 2005, $5,617,150; 2004, $2,161,900)	5,687,110	2,156,901
Mortgage-backed securities available for sale (amortized cost— 2005, $40,374,009; 2004, $51,732,377)	40,066,563	52,024,635
Loans receivable—net	397,280,266	340,585,224
Accrued interest receivable:
Loans	1,441,703	1,182,138
Mortgage-backed securities	188,085	219,992
Investment securities	470,465	627,103
Federal Home Loan Bank stock—at cost	3,391,100	3,101,600
Office properties and equipment—net	8,547,534	8,075,696
Prepaid expenses and other assets	3,177,103	2,734,054
Cash surrender value of life insurance	7,276,413	6,992,313
Deferred tax asset	757,657	727,727

TOTAL ASSETS	$565,253,282	$528,444,112

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$50,612,421	$35,318,241
Interest bearing deposits	399,145,604	380,009,838
Advances from Federal Home Loan Bank	10,000,000	10,000,000
Junior subordinated debenture	15,464,000	15,464,000
Securities sold under agreements to repurchase	25,080,000	22,840,000
Advances from borrowers for taxes and insurance	2,234,850	1,995,772
Accrued interest payable	488,769	821,013
Other liabilities	2,454,154	2,200,012

Total liabilities	505,479,798	468,648,876

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 8,762,742 shares issued	87,627	87,627
Additional paid in capital	38,390,745	38,387,523
Retained earnings - partially restricted	26,867,976	24,557,370
Deferred compensation plan trust	(361,941)	(321,260)
Common stock acquired for employee benefit plans	(4,955,084)	(3,205,990)
Accumulated other comprehensive income (loss)	(255,839)	289,966

Total stockholders’ equity	59,773,484	59,795,236

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$565,253,282	$528,444,112

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$5,490,539	$4,388,062	$15,286,954	$13,022,437
Taxable interest on mortgage-backed securities	515,131	548,107	1,669,473	1,806,581
Non-taxable interest on municipal securities	92,257	74,394	295,271	236,325
Taxable interest and dividends on investments securities	658,802	635,295	2,007,436	1,735,797

Total interest and dividend income	6,756,729	5,645,858	19,259,134	16,801,140

INTEREST EXPENSE:
Deposits	2,103,366	1,594,993	5,796,171	4,603,850
Advances from Federal Home Loan Bank, securities sold under agreements to repurchase and other borrowed money	732,186	755,803	2,137,271	2,248,115

Total interest expense	2,835,552	2,350,796	7,933,442	6,851,965

NET INTEREST INCOME	3,921,177	3,295,062	11,325,692	9,949,175

PROVISION FOR LOAN LOSSES	75,000	90,000	225,000	270,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,846,177	3,205,062	11,100,692	9,679,175

OTHER INCOME:
Service charges	410,480	412,521	1,145,583	1,156,586
Cash surrender value of life insurance	63,000	85,481	199,000	235,445
Other	148,114	142,818	416,792	367,207

Total other income	621,594	640,820	1,761,375	1,759,238

OTHER EXPENSES:
Salaries and employee benefits	1,810,411	1,633,274	5,268,720	4,781,972
Occupancy and equipment	664,255	566,992	1,829,658	1,646,717
Federal insurance premiums	13,653	14,632	43,163	44,815
Advertising	114,550	111,861	315,529	286,399
Professional services	227,901	111,136	590,518	327,003
Other operating expenses	352,527	294,436	1,013,616	931,245

Total other expenses	3,183,297	2,732,331	9,061,204	8,018,151

INCOME BEFORE INCOME TAXES	1,284,474	1,113,551	3,800,863	3,420,262

INCOME TAX EXPENSE	506,029	470,627	1,490,257	1,358,212

NET INCOME	$778,445	$642,924	$2,310,606	$2,062,050

Basic and diluted earnings per share:	$0.09	N/A	$0.27	N/A

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

	Common Stock	Additional Paid-In Capital	Retained Earnings - Partially Restricted	Common Stock Acquired for Employee Benefit Plans	Deferred Compensation Plan Trust	Accumulated Other Comprehensive Income (Loss)	Total Equity
BALANCE—January 1, 2005	$87,627	$38,387,523	$24,557,370	$(3,205,990)	$(321,260)	$289,966	$59,795,236
Comprehensive income:
Net income			2,310,606				2,310,606
Net change in unrealized loss on securities available for sale, net of taxes of $(336,283)						(545,805)	(545,805)

Comprehensive income							1,764,801
Excess of fair market value above cost of employee benefit `shares		3,222					3,222
Purchase of shares for restricted stock plan				(1,987,080)			(1,987,080)
Restricted stock shares committed to be released				66,236			66,236
ESOP shares committed to be released				171,750			171,750
Purchase of shares by deferred compensation plans trust					(40,681)		(40,681)

BALANCE—September 30, 2005	$87,627	$38,390,745	$26,867,976	$(4,955,084)	$(361,941)	$(255,839)	$59,773,484

See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

	Common Stock	Additional Paid-In Capital	Retained Earnings - Partially Restricted	Common Stock Acquired for Employee Benefit Plans	Deferred Compensation Plan Trust	Accumulated Other Comprehensive Income (Loss)	Total Equity
BALANCE—January 1, 2004	—	—	$23,250,893	—	—	$723,813	$23,974,706
Comprehensive income:
Net income			2,062,050				2,062,050
Net change in unrealized loss on securities available for sale, net of taxes of $(168,913)						(249,281)	(249,281)

Comprehensive income							1,812,769

BALANCE—September 30, 2004	—	—	$25,312,943	—	—	$474,532	$25,787,475

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$2,310,606	$2,062,050
Adjustments to reconcile net income to net cash provided by (used in) operating activities:		—
Depreciation and amortization	1,020,419	1,224,999
Provision for loan losses	225,000	270,000
Deferred income taxes	306,353	132,045
Loss on sale of office properties and equipment	—	1,754
Increase in cash surrender value of life insurance	(199,000)	(260,445)
ESOP and restricted shares committed to be released	237,986	—
Excess of fair market value above cost of ESOP shares	3,222	—
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(71,020)	110,015
Prepaid expenses and other assets	(443,048)	(346,573)
Accrued interest payable	(332,244)	(332,231)
Other liabilities	254,141	(420)

Net cash provided by operating activities	3,312,415	2,861,194

INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities held to maturity	456,299	223,311
Mortgage-backed securities available for sale	11,243,520	15,562,122
Loans originated, net of repayments	(57,082,898)	(22,060,850)
Purchases of:
Loans receivable	—	(464,000)
Mortgage-backed securities held to maturity	(3,993,750)	(1,070,442)
Mortgage-backed securities available for sale	—	(3,527,358)
Investment securities held to maturity	(5,742,600)	(6,502,610)
Investment securities available for sale	(5,509,375)	(23,125,136)
Federal Home Loan Bank Stock	(289,500)	(286,300)
Office properties and equipment	(1,032,555)	(1,149,701)
Proceeds from maturities of:
Investment securities held to maturity	8,931,851	2,785,010
Investment securities available for sale	9,187,979	30,602,265
Purchase of life insurance contracts	(85,100)	(293,900)

Net cash used in investing activities	(43,916,129)	(9,307,589)

FINANCING ACTIVITIES:
Increase in deposits	34,429,946	33,798,361
Increase (decrease) in securities sold under agreements to repurchase	2,240,000	(280,000)
Repayment of other borrowings	—	(552,710)
Purchase of shares by employee benefit plan trust	(1,987,080)	—
Purchase of shares by deferred compensation plans trust	(40,681)	—
Increase in advances from borrowers for taxes and insurance	239,078	203,039

Net cash provided by financing activities	34,881,263	33,168,690

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,722,451)	26,722,295
CASH AND CASH EQUIVALENTS—Beginning of period	47,395,819	28,758,859

CASH AND CASH EQUIVALENTS—End of period	$41,673,368	$55,481,154

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$8,265,686	$7,184,196

Income taxes	$1,375,813	$1,473,175

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2004. The results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005 or any other period.

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

b. Available for Sale—Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale. These securities are carried at estimated fair value, which is based on market value. Market value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and are reported net of tax in other comprehensive income. Upon the sale of securities, any unamortized premium or unaccreted discount is considered in the determination of gain or loss from the sale. Realized gains and losses on the sale of securities are recognized utilizing the specific identification method. There were no sales of available for sale securities for the three or nine months ended September 30, 2005 or 2004.

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

Stock Based Compensation – In August 2005, the shareholders of the Company approved the adoption of the 2005 Equity Based Incentive Plan (the “Equity Plan”). The Equity Plan provides for the grant of shares of common stock of the Company to certain officers and directors of the Company. In order to fund the grant of shares under the Equity Plan, the Equity Plan Trust (the “Trust”) purchased 171,300 shares of the Company’s common stock in the open market for approximately $2.0 million, an average price of $11.70 per share. The Company made sufficient contributions to the Trust to fund these purchases. No additional purchases are expected to be made by the Trust under this plan. Pursuant to the terms of the plan, all 171,300 shares acquired by the Trust were granted to certain officers and directors of the Company in August 2005. The Equity Plan shares will generally vest at the rate of 20% per year over five years. As of September 30, 2005, no shares have been fully vested, exercised or forfeited.

Compensation expense related to the shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the Company’s stock at the date of grant. During the three months and nine months ended September 30, 2005, approximately 5,700 shares were amortized to expense, based on the proportional vesting of the awarded shares. During the three months and nine months ended September 30, 2005, approximately $66,000 was recognized in compensation expense for the plan.

The Equity Plan also authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years. A total of 33,374 shares of common stock have been reserved for future issuance pursuant to the Equity Plan of which 396,000 were awarded on August 10, 2005.

Concurrent with the issuance of such options under the Option Plan, the Company adopted Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options and, accordingly, no compensation expense has been recognized in the financial statements related to the grant of such options. Had the Company determined compensation expense based on the fair value at the grant date for its stock options in accordance with the fair value method in SFAS No. 123, “Accounting for Stock-Based Compensation” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income, as reported	$778,445	$642,924	$2,310,606	$2,061,950
Add: Total share-based compensation expense already included in reported in net income, net of tax	42,464	N/A	42,464	N/A
Less: Total share-based employee employee compensation compensation expense determined under fair value method for all awards, net of tax	77,590	N/A	77,590	N/A

Pro forma net income	$743,319	$642,924	$2,275,480	$2,061,950

Earnings per share:
Basic and diluted as reported	$0.09	N/A	$0.27	N/A
Basic and diluted pro forma	$0.09	N/A	$0.27	N/A

Basic shares outstanding	8,437,655	N/A	8,444,395	N/A
Diluted shares outstanding	8,456,456	N/A	8,450,731	N/A

In December 2004, the FASB revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment,” to require the recognition of expenses related to share-based payment transactions, including employee stock option grants, based on the fair value of the equity instruments issued. The Company is required to adopt SFAS No. 123(R) in the first quarter of 2006. Effective with the first quarter of 2006, the Company will recognize an expense over the required service period for any stock options granted, modified, cancelled or repurchased after that date and for the portion of grants for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards. The Company granted share-based payments on August 10, 2005 under the Equity Plan. When FAS 123(R) is adopted, the Company expects pre-tax compensation expense of approximately $272,000 in 2006 related to the options issued under the Equity Plan.

The Emerging Issues Task Force on November 13, 2003 issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This guidance was to be applied in other-than-temporary impairment evaluations performed in reporting periods beginning after June 15, 2004. Disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. The disclosure requirements for all other investments are effective in annual financial statements for fiscal years ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position, (FSP) EITF Issue 03-1-1 which delays the effective date for the measurement and recognition guidance set forth in paragraphs 10—20 of EITF Issue No. 03-1 until additional implementation guidance is issued by the FASB. In July 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but to issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF issue No. 03-1, as final. The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) will supersede EITF Issue No. 03-1 and replace the guidance set forth in paragraphs 10-18 of the issue with references to existing other than temporary impairment guidance, such as FASB Statement No. 115, SEC Staff Accounting Bulletin 59, Accounting for Noncurrent Marketable Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 will codify the guidance set forth in Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. In September 2005, the FASB decided to include in the final FSP FAS 115-1 guidance similar to that provided in EITF Issue No. 03-1 regarding the accounting for debt securities subsequent to an other-than-temporary impairment. In addition, the FASB decided that FSP FAS 115-1 would be applied prospectively for reporting periods beginning after December 15, 2005. Given the nature of the Company’s investments, the Company does not expect the adoption of FSP FAS 115-1 or its implementation guidance to have a significant impact on its consolidated financial statements.

2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	September 30, 2005
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
Debt securities -
Municipal securities	$5,192,600	$3,591	$—	$5,196,191

Available for Sale
Debt securities -
U.S. Government and Federal Agencies	$23,707,086	$8,428	$334,765	$23,380,749
Municipal securities	4,949,283	89,893	—	5,039,176
Corporate	13,534,366	282,146	93,442	13,723,070
Equity securities	8,028,770	160,804	229,254	7,960,320

Total available for sale securities	$50,219,505	$541,271	$657,461	$50,103,315

	December 31, 2004
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
Debt securities -
Municipal securities	$8,387,127	$13,575	$2,567	$8,398,135

Available for Sale
Debt securities -
U.S. Government and Federal Agencies	$20,516,995	$16,955	$174,214	$20,359,736
Municipal securities	4,947,840	122,004	—	5,069,844
Corporate	20,573,986	294,900	163,346	20,705,540
Equity securities	8,028,769	206,230	136,336	8,098,663

Total available for sale securities	$54,067,590	$640,089	$473,896	$54,233,783

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2005 and December 31, 2004:

	September 30, 2005
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities -
Municipal securities	$—	$—	$—	$—	$—	$—
U.S. Government and Federal Agencies	6,585,807	80,793	15,987,887	253,972	22,573,694	334,765
Corporate	2,498,098	52,807	3,128,370	40,635	5,626,468	93,442
Equity securities	—	—	7,796,920	229,254	7,796,920	229,254

Total	$9,083,905	$133,600	$26,913,177	$523,861	$35,997,082	$657,461

	December 31, 2004
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities -
Municipal securities	$1,127,709	$2,567	$—	$—	$1,127,709	$2,567
U.S. Government and Federal Agencies	19,063,571	174,214	—	—	19,063,571	174,214
Corporate	9,133,328	126,344	2,102,622	37,002	11,235,950	163,346
Equity securities	—	—	7,889,837	136,336	7,889,837	136,336

Total	$29,324,608	$303,125	$9,992,459	$173,338	$39,317,067	$476,463

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

At September 30, 2005, 13 debt and equity securities had aggregate depreciation of 1.52% from the Company’s amortized cost basis for 12 months or longer. The unrealized loss relates principally to the changes in market interest rates. As management has the ability and intent to hold these debt securities until maturity, or for the foreseeable future, no decline is deemed to be other than temporary.

At September 30, 2005, 2 equity securities had aggregate depreciation of 2.86% from the Company’s amortized cost basis for 12 months or longer. The unrealized loss relates principally to the changes in market interest rates. Unrealized losses on marketable equity securities that are in excess of cost, and that have been sustained for 12 months, are generally recognized by management as being other than temporary and charged to earnings, unless evidence exists to support a realizable value equal to or greater than the Company’s carrying value of the investment. Although these equity securities have unrealized losses sustained for more than 12 months, no credit issues have been identified that cause management to believe that declines in market value are other that temporary.

The amortized cost and estimated fair value of debt securities available for sale at September 30, 2005 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2005
	Held to Maturity Securities		Available for Sale Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within 1 year	$5,192,600	$5,196,191	$10,556,635	$10,479,264
Due after 1 year through 5 years	—	—	14,520,829	14,246,381
Due after 5 years through 10 years	—	—	2,798,627	2,792,925
Due after 10 years	—	—	14,314,644	14,624,425

Total	$5,192,600	$5,196,191	$42,190,735	$42,142,995

3. MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:

	September 30, 2005
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity

GNMA pass-through certificates	$175,780	$6,553	$—	$182,333
FHLMC pass-through certificates	4,256	382	—	4,638
FNMA pass-through certificates	5,507,074	3,143	80,038	5,430,179

Total	$5,687,110	$10,078	$80,038	$5,617,150

Available for Sale

FHLMC pass-through certificates	$12,581,063	$28,555	$185,921	$12,423,697
GNMA pass-through certificates	4,981,635	96,278	11,388	5,066,525
FNMA pass-through certificates	22,775,582	75,660	310,457	22,540,785
Small Business Administration certificates	35,729	—	173	35,556

Total	$40,374,009	$200,493	$507,939	$40,066,563

	December 31, 2004
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity

GNMA pass-through certificates	$242,569	$11,567	$—	$254,136
FHLMC pass-through certificates	4,926	571	—	5,497
FNMA pass-through certificates	1,909,406	7,586	14,725	1,902,267

Total	$2,156,901	$19,724	$14,725	$2,161,900

Available for Sale

FHLMC pass-through certificates	$15,281,497	$95,144	$94,633	$15,282,008
GNMA pass-through certificates	7,448,140	193,516	8,023	7,633,633
FNMA pass-through certificates	28,924,246	226,983	120,560	29,030,669
Small Business Administration certificates	78,494	—	169	78,325

Total	$51,732,377	$15,643	$223,385	$52,024,635

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2005 and December 31, 2004:

	September 30, 2005
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
FNMA pass-through certificates-held-to-maturity	$4,328,323	$55,608	$922,559	$24,430	$5,250,882	$80,038
SBA pass-through certificates	—	—	35,556	173	35,556	173
FHLMC pass-through certificates	6,081,856	75,063	5,171,425	110,858	11,253,281	185,921
GNMA pass-through certificates	1,124,424	11,388	—	—	1,124,424	11,388
FNMA pass-through certificates	10,046,187	165,070	8,514,642	145,387	18,560,829	310,457

Total	$21,580,790	$307,129	$14,644,182	$280,848	$36,224,972	$587,977

	December 31, 2004
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
FNMA pass-through certificates-held-to-maturity	$1,678,170	$14,725	$—	$—	$1,678,170	$14,725
SBA pass-through certificates	78,325	169	—	—	78,325	169
FHLMC pass-through certificates	5,061,891	55,189	2,897,612	39,444	7,959,503	94,633
GNMA pass-through certificates	1,976,340	8,023	—	—	1,976,340	8,023
FNMA pass-through certificates	13,285,743	101,173	2,072,330	19,387	15,358,073	120,560

Total	$22,080,469	$179,279	$4,969,942	$58,831	$27,050,411	$238,110

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

At September 30, 2005, 12 mortgage-backed securities had aggregate depreciation of 1.88% from the Company’s amortized cost basis for 12 months or longer. The unrealized losses relate principally to the changes in market interest rates. As management has the ability and intent to hold these debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

4. LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30, 2005	December 31, 2004
Real estate - mortgage:
One-to four-family residential	$285,513,928	$247,610,013
Commercial and multi-family	28,693,311	26,482,515

Total real estate-mortgage	314,207,239	274,092,528

Real estate - construction:
Residential	10,605,814	5,034,900
Commercial	11,773,548	7,719,097

Total real estate - construction	22,379,362	12,753,997

Commercial	12,851,165	14,110,846

Consumer:
Home equity	46,695,610	39,264,550
Other consumer loans	1,707,895	1,244,022

Total consumer loans	48,403,505	40,508,572

Total loans	397,841,271	341,465,943

Net deferred loan cost	1,124,342	585,576
Allowance for loan losses	(1,685,347)	(1,466,295)

Net total loans	$397,280,266	$340,585,224

Changes in the allowance for loan losses are as follows:

	Nine Months Ended September 30,
	2005	2004
Balance at January 1	$1,466,295	$1,116,156
Provision for loan loss	225,000	270,000
Charge-offs	(8,930)	(9,270)
Recoveries	2,982	5,011

Balance at September 30	$1,685,347	$1,381,897

5. DEPOSITS

Deposits consist of the following major classifications:

	September 30, 2005		December 31, 2004
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
NOW and other demand deposit accounts	$239,816,359	1.45%	$204,817,923	1.08%

Passbook savings and club accounts	86,938,126	1.17%	94,915,239	1.14%

Subtotal	326,754,485		299,733,162

Certificates with original maturities:
Within one year	39,457,302	2.88%	34,989,278	1.84%
One to three years	40,647,707	3.18%	39,920,944	2.73%
Three years and beyond	42,898,531	4.79%	40,684,695	4.80%

Total certificates	123,003,540		115,594,917

Total	$449,758,025		$415,328,079

The aggregate amount of certificate accounts in denominations of $100,000 or more at September 30, 2005 and December 31, 2004 amounted to $32,971,612 and $32,603,182, respectively.

Municipal demand deposit accounts in denominations of $100,000 or more at September 30, 2005 and December 31, 2004 amounted to $61,282,182 and $61,146,314, respectively.

6. EARNINGS PER SHARE

Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities.

The difference between the common shares issued and the common shares outstanding, for the purposes of calculating basic earnings per share, is a result of the unallocated ESOP and restricted stock shares.

The calculated basic and diluted earnings per share (“EPS”) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator	$778,445	$642,924	$2,310,606	$2,061,950
Denominators:
Basic shares outstanding	8,437,655	N/A	8,444,395	N/A
Diluted shares outstanding	8,456,456	N/A	8,450,731	N/A

Earnings per share:
Basic and diluted	$0.09	N/A	$0.27	N/A

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

Total assets of the Company increased by $36.9 million to $565.3 million at September 30, 2005, from $528.4 million at December 31, 2004. Total loans receivable increased $56.7 million, offset by decreases of $5.7 million of cash and cash equivalents and $15.8 million of mortgage-backed and investment securities.

Investments

Investments decreased $7.3 million to $55.3 million at September 30, 2005 from $62.6 million at December 31, 2004. Purchases of $11.3 million of agency notes and municipals were offset by maturities totaling $18.3 million. Mortgage-backed securities decreased by $8.4 million to $45.8 million at September 30, 2005 from $54.2 million at December 31, 2004, as purchases of $4.0 million were offset by payments received and fluctuations in the market value of investments totaling $12.4 million.

Loans

Loans receivable increased $56.7 million to $397.3 million at September 30, 2005 from $340.6 million at December 31, 2004. Loan originations totaled $125.3 million for the nine months ended September 30, 2005 including mortgage loan originations of $78.9 million, consumer loan originations of $25.9 million and $20.5 million in all categories of commercial loan originations. Total originations were offset by $68.6 million in normal loan payments and payoffs.

The following table summarizes changes in the loan portfolio in the nine months ended September 30, 2005.

	September 30, 2005	December 31, 2004	$ change	% change
	(Dollars in thousands)
Real estate - mortgage:
One-to four-family residential	$285,514	$247,610	$37,904	15.3%
Commercial and multi-family	28,693	26,483	2,210	8.3

Total real estate-mortgage	314,207	274,093	40,114	14.6

Real estate - construction:
Residential	10,605	5,035	5,570	110.6
Commercial	11,774	7,719	4,055	52.5

Total real estate - construction	22,379	12,754	9,625	75.5

Commercial	12,851	14,111	(1,260)	(8.9)

Consumer
Home equity	46,696	39,264	7,432	18.9
Other consumer loans	1,708	1,244	464	37.3

Total consumer loans	48,404	40,508	7,896	19.5

Total loans	397,841	341,466	56,375	16.5

Net deferred loan cost	1,124	585	539	92.1
Allowance for loan losses	(1,685)	(1,466)	(219)	14.9

Net total loans	$397,280	$340,585	$56,695	16.6

Non-Performing Assets

Non-performing assets totaled $60,000 at September 30, 2005. Net charge-offs were $6,000 in the nine months ended September 30, 2005, compared to $4,000 in the same period last year. The allowance for loan losses was 0.42% of total loans at September 30, 2005 compared to 0.41% of total loans at September 30, 2004.

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
Allowance for Loan Losses:
Allowance at beginning of period	$1,466	$1,116
Provision for loan losses	225	270
Recoveries	3	5
Charge-offs	(9)	(9)

Net charge-offs	6	4

Allowance at end of period	$1,685	$1,382

Allowance for loan losses as a percent of total loans	0.42%	0.41%
Allowance for loan losses as a percent of nonperforming loans	N/M	N/M

	September 30, 2005	December 31, 2004
	(In thousands)
Nonperforming Assets
Nonaccrual loans:
Mortgage loans	$60	$–
Commercial business loans	–	–
Consumer loans	–	4

Total	60	4

Real estate owned	–	–
Other nonperforming assets	–	–

Total nonperforming assets	$60	$4

Nonperforming loans as a percent of total loans	N/M	N/M

Nonperforming assets as a percent of total assets	N/M	N/M

Deposits

Deposits increased by $34.4 million, or 8.3%, to $449.8 million at September 30, 2005 from $415.3 million at December 31, 2004. Increases in commercial checking of $11.2 million, consumer checking of $23.8 million and certificates of deposit of $7.4 million were offset by a decrease in savings accounts of $8.0 million.

The following table summarizes changes in deposits in the nine months ended September 30, 2005.

	September 30, 2005	December 31, 2004	$ Change	% Change
	(Dollars in thousands)
NOW and other demand deposit accounts	$239,816	$204,818	$34,998	17.1%
Passbook savings and club accounts	86,938	94,915	(7,977)	(8.4)

Subtotal	326,754	299,733	27,021	9.0

Certificates with original maturities:
Within one year	39,457	34,989	4,468	12.8
One to three years	40,648	39,921	727	1.8
Three years and beyond	42,899	40,685	2,214	5.4

Total certificates	123,004	115,595	7,409	6.4

Total	$449,758	$415,328	$34,430	8.3

Borrowings

Federal Home Loan Bank advances were unchanged at September 30, 2005 from December 31, 2004. Other borrowings increased $2.4 million from $22.8 million at December 31, 2004 to $25.1 million September 30, 2005. Increases of $2.3 million in securities sold under agreements to repurchase were used to purchase mortgage-backed securities.

Stockholders’ Equity

Stockholders’ equity remained unchanged at $59.8 million at September 30, 2005 from December 31, 2005, as current period earnings of $2.3 million were offset by purchases of stock for employee benefit plans of $1.8 million and a decrease in accumulated other comprehensive income of $546,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Net income was $778,000 for the three months ended September 30, 2005 as compared to $643,000 for the three months ended September 30, 2004. The $135,000, or 21.1%, increase in 2005 from 2004 was primarily due to an increase in net interest income of $626,000, an increase in other expenses of $451,000 and an increase in income tax expense of $35,000. The decrease in return on average equity resulted from the proceeds of the December 2004 stock offering being added to stockholders’ equity.

Net income was $2.3 million for the nine months ended September 30, 2005 as compared to $2.1 million for the nine months ended September 30, 2004. The $249,000, or 12.1% increase in 2005 from 2004, was primarily due to an increase in net interest income of $1.4 million, a decrease in provision for loan losses of $45,000, an increase in other expenses of $1.0 million and an increase in income tax expense of $132,000. The decrease of return on average equity resulted from the proceeds of the December 2004 stock offering being added to stockholders’ equity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except share and per share data)
Net income	$778	$643	$2,311	$2,062
Basic and diluted earnings per share	$0.09	N/A	$0.27	N/A
Return on average assets (annualized)	0.56%	0.51%	0.57%	0.56%
Return on average equity (annualized)	5.04%	10.25%	5.06%	10.99%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three-month periods ended September 30, 2005 and 2004.

	Three Months Ended September 30,
	2005	2004	$ Change	% Change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$5,491	$4,388	$1,103	25.1%
Investment securities	1,138	1,137	2	0.2
Other interest-earning assets	128	121	7	5.8

Total interest income	6,757	5,646	1,111	19.7
INTEREST EXPENSE:
Deposits	2,104	1,595	508	31.9
Borrowings	732	756	(24)	(3.2)

Total interest expense	2,836	2,351	485	20.6

Net interest income	$3,921	$3,295	$626	19.0%

Interest income increased by $1.1 million in the third quarter of 2005 compared to the third quarter of 2004, reflecting an increase in loan income and other interest-earning assets income of $1.1 million. The increase in loan income resulted from an increase in the average balance of loans of $66.7 million and an increase in yield of 19 basis points. The increase in investment income resulted from an increase in yield of 11 basis points offset by a decrease in the average balance of $2.6 million. Other interest earning assets income increase resulted from an increase in the average yield in fed funds sold of 202 basis points offset by a lower average balance of $18.4 million.

Interest expense increased by $485,000, reflecting an increase in municipal deposit expense of $305,000, an increase in time deposit expense of $193,000, an increase in all other deposit expense of $10,000 and a decrease in interest expense on borrowings of $24,000. Municipal deposit expense increased as a result of rising interest rates, while time deposit expense increased as a result of deposit growth of $7.0 million and an increase in the average rate paid of 47 basis points. Borrowing expense decreased as a result of lower average balance of borrowings offset by an increase in the rate paid of 109 basis points. In December 2004, proceeds were used from the recently completed stock offering to reduce securities sold under agreements to repurchase and other borrowings.

The interest rate spread and net interest margin were 2.76% and 3.09% respectively, for the three months ended September 30, 2005 compared to 2.75% and 2.86% for the same period in 2004. The yield on interest earning assets increased as the yield on loans increased slightly and short term investments were reinvested in higher yielding investments due to generally higher market interest rates in the short term end of the yield curve. The continued rise in short-term interest rates increased the cost of interest expense on deposits and borrowings.

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

Average Balance Tables	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$385,064	$5,491	5.70%	$318,317	$4,388	5.51%
Investment securities	107,154	1,138	4.25%	109,778	1,137	4.14%
Other interest-earning assets	14,680	128	3.48%	33,057	121	1.46%

Total interest-earning assets	506,898	6,757	5.33%	461,152	5,646	4.90%
Noninterest-earning assets	45,488			41,134

Total assets	$552,386			$502,286

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$178,104	757	1.70%	$167,767	434	1.03%
Savings accounts	89,951	266	1.18%	94,949	273	1.15%
Certificates of deposit	121,550	1,081	3.56%	114,994	888	3.09%

Total interest-bearing deposits	389,605	2,104	2.16%	377,710	1,595	1.69%
FHLB advances	10,000	78	3.13%	10,000	78	3.13%
Securities sold under agreements to repurchase	25,808	319	4.94%	33,043	318	3.85%
Subordinated debt	15,464	335	8.67%	15,464	335	8.67%
Other borrowings	0	0	0.00%	1,542	25	6.27%

Total borrowings	51,272	732	5.71%	60,049	756	5.03%

Total interest-bearing liabilities	440,877	2,836	2.57%	437,759	2,351	2.15%

Noninterest-bearing liabilities	49,786			39,434

Total liabilities	490,663			477,193
Retained earnings	61,723			25,093

Total liabilities and retained earnings	$552,386			$502,286

Net interest income		$3,921			$3,295

Interest rate spread			2.76%			2.75%
Net interest margin			3.09%			2.86%
Average interest-earning assets to average interest-bearing liabilities	114.98%			105.34%

The following table summarizes changes in interest income and interest expense for the nine-month periods ended September 30, 2005 and 2004.

	Nine Months Ended September 30,
	2005	2004	$ Change	% Change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$15,287	$13,022	$2,265	17.4%
Investment securities	3,519	3,546	(27)	(0.8)
Other interest-earning assets	453	233	220	94.4

Total interest income	19,259	16,801	2,458	14.6

INTEREST EXPENSE:
Deposits	5,796	4,604	1,192	25.9
Borrowings	2,137	2,248	(111)	(4.9)

Total interest expense	7,933	6,852	1,081	15.8

Net interest income	$11,326	$9,949	$1,377	13.8%

Interest income increased by $2.5 million in the nine months ended September 30, 2005 compared to the same period in 2004, reflecting increases in loan income and other interest-earning assets income offset by a decrease in investment income. The increase in loan income resulted from an increase in the average balance of loans of $51.8 million and an increase in the average yield of three basis points. Investment income decreased $27,000 as the average balance decreased by $3.0 million offset by an increase in the average yield of eight basis points. Income on other interest-earning assets increased by $220,000 as a decrease in average balance of federal funds sold of $4.7 million was offset by an increase in the average yield of 165 basis points.

Interest expense increased by $1.1 million in the nine months ended September 30, 2005 compared to the same period in 2004, reflecting an increase in all deposit expense categories totaling $1.2 million offset by a decrease in borrowed money expense of $111,000. The increase in interest expense on interest-bearing deposits resulted from an increase in the average balance of $13.5 million and an increase in the rate paid of 35 basis points. Savings account expense increased by $9,000 as the rate paid increased two basis points offset by a $1.0 million decrease in the average balance. The increase in certificate of deposit expense of $400,000 resulted from an increase in the average balance of $5.0 million and an increase in the rate paid of 32 basis points. Borrowing expense decreased by $111,000 as the average balance decreased by $10.8 million offset by an increase in the rate paid of 77 basis points. In December 2004, proceeds were used from the recently completed stock offering to reduce securities sold under agreements to repurchase and other borrowings.

The interest rate spread and net interest margin of the Company were 2.74% and 3.04%, respectively, for the nine months ended September 30, 2005 compared to 2.84% and 2.94% for the same period in 2004. The yield on interest earning assets increased as short-term investments were reinvested in higher yielding investments due to generally higher market interest rates in the short-term end of the yield curve and the average balance of loans grew by 17% with an increased loan yield of three basis points. The continued rise in short-term interest rates increased the cost of interest expense on deposits and borrowings.

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

Average Balance Tables	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$362,511	$15,287	5.62%	$310,685	$13,022	5.59%
Investment securities	112,240	3,519	4.18%	115,194	3,546	4.10%
Other interest-earning assets	21,246	453	2.85%	25,994	233	1.20%

Total interest-earning assets	495,997	19,259	5.18%	451,873	16,801	4.96%
Noninterest-earning assets	45,064			41,018

Total assets	$541,061			$492,891

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$172,970	1,992	1.54%	$163,434	1,206	0.98%
Savings accounts	92,784	808	1.16%	93,754	799	1.14%
Certificates of deposit	118,613	2,996	3.37%	113,633	2,599	3.05%

Total interest-bearing deposits	384,367	5,796	2.01%	370,821	4,604	1.66%
FHLB advances	10,000	233	3.10%	10,000	233	3.11%
Securities sold under agreements to repurchase	24,559	898	4.88%	33,592	928	3.68%
Subordinated debt	15,464	1,006	8.67%	15,464	1,006	8.67%
Other borrowings	0	0	0.00%	1,727	81	6.26%

Total borrowings	50,023	2,137	5.70%	60,783	2,248	4.93%

Total interest-bearing liabilities	434,390	7,933	2.44%	431,604	6,852	2.12%

Noninterest-bearing liabilities	45,829			36,266

Total liabilities	480,219			467,870
Retained earnings	60,842			25,021

Total liabilities and retained earnings	$541,061			$492,891

Net interest income		$11,326			$9,949

Interest rate spread			2.74%			2.84%
Net interest margin			3.04%			2.94%
Average interest-earning assets to average interest-bearing liabilities	114.18%			104.70%

Provision for Loan Losses

We review the level of the allowance for loan losses on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. The provision for loan losses was $75,000 and $225,000 for the three and nine months ended September 30, 2005, respectively, compared to $90,000 and $270,000 for the three and nine months ended September 30, 2004. Net charge-offs (recoveries) were $4,000 and $6,000 for the three and nine months ended September 30, 2005, respectively, compared to $0 and $4,000 for the three and nine months ended September 30, 2004. The change in the level of provision for loan loses was due to growth in the loan portfolio; however, based on the factors used in the determination of the level of allowance, the Company deemed it reasonable to reduce the quarterly provision compared to the prior year.

Other Income

The following table summarizes other income for the three months ended September 30, 2005 and 2004 and the changes between the periods.

	Three Months Ended September 30,
	2005	2004	% Change
	(Dollars in thousands)
OTHER INCOME:

Service charges	$410	$413	(0.7)%
Cash surrender value of life insurance	63	85	(26.3)
Other	148	143	3.7

Total other income	$621	$641	(3.0)

Other income decreased $20,000, or 3.0%, to $621,000 for the three-month period ended September 30, 2005 from the same period in 2004. An increase in service charges and other was offset by a decrease in the income from bank-owned life insurance.

The following table summarizes other income for the nine months ended September 30, 2005 and 2004 and the changes between the periods.

	Nine Months Ended September 30,
	2005	2004	% Change
	(Dollars in thousands)
OTHER INCOME:

Service charges	$1,145	$1,157	(1.0)%
Cash surrender value of life insurance	199	235	(15.4)
Other	417	367	13.2

Total other income	$1,761	$1,759	0.1

Other income increased $2,000, or 0.1%, to $1.8 million for the nine-month period ended September 30, 2005 from the same period in 2004. The increase occurred in service charges, fees and loan servicing fees offset by a decrease from bank-owned life insurance.

Other Expense

The following table summarizes other expense for the three months ended September 30, 2005 and 2004 and the changes between the periods.

	Three Months Ended September 30,
	2005	2004	% Change
	(Dollars in thousands)
OTHER EXPENSE:

Salaries and employee benefits	$1,810	$1,633	10.9%
Occupancy and equipment	664	567	17.6
Federal insurance premiums	14	15	(7.7)
Advertising	115	112	2.4
Professional services	228	111	105.1
Other operating expense	352	294	19.7

Total other expense	$3,183	$2,732	16.5

Other expenses increased $451,000 to $3.2 million for the three-month period ended September 30, 2005 from the same period in 2004. Salaries and benefits increased due to regular salary increases and the higher cost of employee benefits. Occupancy and equipment increased due to increased data processing expenses related to improvements to network security and costs associated with the opening of a new branch office. Other operating expenses increased as accounting and legal services increased due to additional compliance requirements associated with being a public company.

The following table summarizes other expense for the nine months ended September 30, 2005 and 2004 and the changes between the periods.

	Nine Months Ended September 30,
	2005	2004	% Change
	(Dollars in thousands)
OTHER EXPENSE:

Salaries and employee benefits	$5,269	$4,782	10.2%
Occupancy and equipment	1,830	1,647	11.1
Federal insurance premiums	43	45	(3.7)
Advertising	316	286	10.2
Professional services	591	327	80.6
Other operating expense	1,013	931	8.8

Total other expense	$9,061	$8,018	13.0

Other expenses increased $1.0 million to $9.1 million for the nine-month period ended September 30, 2005 from the same period in 2004. Salaries and benefits increased due to regular salary increases and the higher cost of employee benefits. Occupancy and equipment increased due to increased data processing expenses related to improvements to network security and costs associated with the opening of a new branch office. Other operating expenses increased as accounting and legal services increased due to additional compliance requirements associated with being a public company.

Income Taxes

Income taxes increased $35,000 to $506,000 for an effective tax rate of 39.4% for the three months ended September 30, 2005 compared to $471,000 for an effective tax rate of 42.3% from the same period in 2004. The increase in the tax provision resulted from higher levels of pretax income of $1.3 million for the three months ended September 30, 2005 as compared to pretax income of $1.1 million for the comparable 2004 period.

Income taxes increased $132,000 to $1.5 million for an effective tax rate of 39.2% for the nine months ended September 30, 2005 compared to $1.4 million for an effective tax rate of 39.7% from the same period in 2004. The increase in the tax provision resulted from higher levels of pretax income of $3.8 million for the nine months ended September 30, 2005 as compared to pretax income of $3.4 million for the comparable 2004 period.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2005, cash and cash equivalents totaled $41.7 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $23.2 million at September 30, 2005. In addition, at September 30, 2005, we had the ability to borrow a total of approximately $183.2 million from the Federal Home Loan Bank of New York, which included available overnight lines of credit of $101.8 million. On that date, we had no overnight advances outstanding.

At September 30, 2005, we had $52.5 million in loan commitments outstanding, which included $24.7 million in undisbursed loans, $22.3 million in unused home equity lines of credit and $5.5 million in commercial lines of credit. Certificates of deposit due within one year of September 30, 2005 totaled $57.3 million, or 46.6%, of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We also have the ability to attract and retain deposits by adjusting the interest rates offered.

At September 30, 2005, the Bank exceeded all of its regulatory capital requirements with tangible capital of $53.8 million, or 9.92% of total adjusted assets, which is above the required level of $8.1 million or 1.5%; core capital of $54.1 million, or 9.92% of total adjusted assets, which is above the required level of $21.7 million or 4%; and risk-based capital of $55.5 million, or 18.73% of risk-weighted assets, which is above the required level of $23.7 million or 8%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s prompt corrective action regulations.

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

The following table reflects changes in estimated net interest income only for Ocean Shore Holding.

	At September 30, 2005 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	(1.03)%	0.37%
100 basis point decrease in rates	1.17%	(1.26)%

The 200 and 100 basis point change in rates in the above table is assumed to occur evenly over the following twelve months. Based on the scenario above, net interest income would be adversely affected (within our internal guidelines) in the twelve-month period if rates rose by 200 basis points, but would be positively affected in the twenty-four month period. The reason for the increase in the twenty-four month period is that maturing short-term securities could be reinvested at the higher prevailing rates assumed by the analysis. In addition, if rates declined by 100 basis points, net interest income would be positively affected (within our internal guidelines) in the twelve-month period and adversely affected in the twenty-four-month period.

Net Portfolio Value Analysis

In addition to a net interest income simulation analysis, an interest rate sensitivity analysis prepared by the Office of Thrift Supervision is used to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the net portfolio value of cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 to 300 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at September 30, 2005 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$56,907	$(27,730)	(33)%	10.25%	(400	) bp
200	68,458	(16,179)	(19)%	12.01%	(224)
100	78,771	(5,866)	(7)%	13.49%	(76)
0	84,637	—	—	14.25%	—
(100)	82,183	(2,454)	(3)%	13.78%	(47)
(200)	74,709	(9,928)	(11)%	12.58%	(167)
(300)	66,722	(17,915)	(21)%	11.27%	(298)

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

For the three and nine months ended September 30, 2005, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Item 2 of this report under “Market Risk Management.”

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial offers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1, 2005 through July 31, 2005	0	N/A	0	0

Month #2 August 1, 2005 through August 31, 2005	3,455	$11.81	3,455	168,294	(1)

Month #3 September 1, 2005 through September 30, 2005	167,845	$11.70	167,845	449	(1)

Total	171,300	$11.70	171,300

(1)	On August 10, 2005, the Company’s Board of Directors approved the formation and funding of a trust that will purchase 171,749 shares of the Company’s common stock in the open market with funds contributed by the Company. Purchases will be made from time to time at the discretion of the independent trustee of the trust and the shares will be used to fund restricted stock awards under the Company’s 2005 Equity Incentive Plan.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

a.	A Special Meeting of Stockholders (the “Special Meeting”) was held on July 13, 2005.
b.	The only item voted upon at the Special Meeting and the vote for the proposal was as follows:

Approval of the Ocean Shore Holding Co. 2005 Equity Incentive Plan.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
6,503,031	734,994	31,535	0

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO.
(Registrant)

Date: November 14, 2005	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: November 14, 2005	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President