Form 10-K
period 2005-12-31
OCEAN SHORE HOLDING CO
filed 2006-03-30
CIK 1298716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check one):    Large Accelerated Filer  ☐             Accelerated Filer  ☐            Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2005 was $41,519,338.

The number of shares outstanding of the registrant’s common stock as of March 23, 2006 was 8,762,742.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts; rather, they are statements based on Ocean Shore Holding Co.’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

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

Market Area

We are headquartered in Ocean City, New Jersey, which is located in northern Cape May County on the coast of the Atlantic Ocean. In addition to our main office, we operate six branch offices in Atlantic and Cape May Counties, which we consider our primary market area. The economy of Atlantic County is dominated by the service sector, of which the gaming industry in nearby Atlantic City is the primary employer. The economy of Cape May is primarily geared toward tourism. According to published statistics, Atlantic County’s population in 2005 was approximately 270,500 persons and Cape May County’s population was approximately 112,800. The economy in Atlantic County has been strong in recent years as new and expanding casinos in Atlantic City, along with new retail centers and entertainment venues, have led to job growth and an increase in housing development. Cape May County has also benefited from the growth in and around Atlantic City, as many residents commute into that area for employment. Although the economy in our market area has been strong in recent years, median household and per capita income in Atlantic and Cape May Counties are lower than the comparable figures for New Jersey as a whole. In addition, median household income in Atlantic and Cape May Counties was below the national average in 2005 and continuing to decrease, and by 2010 both Atlantic and Cape May Counties are projected to continue to be below the national average. We attribute this to several factors. First, there has been an influx of retirees with limited incomes but moderate to substantial wealth. Additionally, since our market is located outside of a major metropolitan area, average income levels are negatively affected by the small portion of high-paying, white collar jobs. In our market area, lower paying service jobs provide a relatively large portion of overall employment.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and from other financial service companies, such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds and other corporate and government securities. At June 30, 2005, which is the most recent date for which data is available from the FDIC, we held approximately 4.3% of the deposits in Atlantic County, which was the 8th largest market share out of 17 financial institutions with offices in this county. Also, at June 30, 2005, we held approximately 9.3% of the deposits in Cape May County, which was the 6th largest market share out of 13 financial institutions with offices in this county. Banks owned by Bank of America Corporation, Wachovia Corporation and The PNC Financial Services Group, Inc., all of which are large bank holding companies, also operate in our market area. These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

Lending Activities

General. The largest segment of our loan portfolio is one-to-four family residential mortgage loans. The other significant segments of our loan portfolio are multi-family and commercial real estate loans, construction loans, commercial loans and consumer loans. We originate loans primarily for investment purposes.

One- to Four-Family Residential Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in our market area. We offer fixed-rate and adjustable-rate mortgage loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees charged, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions. Interest rates and payments on our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that ranges from one to 10 years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to 2.75% to 3.25% above the one-, three- or ten-year constant maturity Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 1 or 2% per adjustment period and the lifetime interest rate cap is generally 5 or 6% over the initial interest rate of the loan.

In order to attract borrowers, we have developed products and policies to provide flexibility in times of changing interest rates. For example, some of our adjustable-rate loans permit the borrower to convert the loan to a fixed-rate loan. In addition, for a fixed fee plus a percentage of the loan amount, we will allow the borrower to modify a loan’s interest rate to equal the current rate for that loan type. Recently, we began offering loans that require the payment of interest only for a period of years.

Because of our location on the South Jersey shore, some of the properties securing our residential mortgages are second homes or rental properties. At December 31, 2005, 42.4% of our one- to four-family mortgage loans were secured by second homes or rental properties. If the property is a second home, our underwriting emphasizes the borrower’s ability to repay the loan out of current income. If the property is a rental property, we focus on the anticipated income from the property. Interest rates on loans secured by rental properties are typically 1/2% higher than comparable loans secured by primary or secondary residences. Although the industry generally considers mortgage loans secured by rental properties or second homes to have a higher risk of default than mortgage loans secured by the borrower’s primary residence, we have not experienced credit problems on these types of loans due to our strict underwriting standards.

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

Commercial and Multi-Family Real Estate Loans. We offer fixed-rate and adjustable-rate mortgage loans secured by commercial real estate. In the past, we originated loans secured by multi-family properties and we still have a few in our portfolio. Although we have not made multi-family mortgage loans in recent years, we may offer these loans in the future. Our commercial real estate loans are generally secured by condominiums, small office buildings and owner-occupied properties located in our market area and used for businesses.

We originate fixed-rate and adjustable-rate commercial real estate loans for terms up to 20 years. Interest rates and payments on adjustable-rate loans typically adjust every five years after a five-year initial fixed period to a rate typically 3 to 4% above the five-year constant maturity Treasury index. In some instances, there are adjustment period or lifetime interest rate caps. Loans are secured by first mortgages and amounts generally do not exceed 80% of the property’s appraised value.

Construction Loans. We originate loans to individuals and, to a lesser extent, builders to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including condominiums, apartment buildings and owner-occupied properties used for businesses. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 90% on residential construction and 80% on commercial construction. At December 31, 2005, the largest outstanding residential construction loan commitment was $1.3 million, $1.0 million of which was outstanding. At December 31, 2005, the largest outstanding commercial construction loan commitment was $1.7 million, of which $1.3 million was outstanding. These loans were performing according to their terms at December 31, 2005. Before making a commitment to fund a residential construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.

Commercial Loans. We make commercial business loans to a variety of professionals, sole proprietorships and small businesses in our market area. Our largest commercial loan relationship was a $2.7 million loan secured by property. This loan was performing according to its original terms at December 31, 2005.

We offer term loans for capital improvements, equipment acquisition and long-term working capital. These loans are secured by business assets other than real estate, such as business equipment and inventory and are originated with maximum loan-to-value ratios of 80% of the value of the pledged property. We originate lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases. We also offer time notes, letters of credit and loans guaranteed by the Small Business Administration. Time notes are short-term loans and will only be granted on the basis of a defined source of repayment of principal and interest from a specific foreseeable event. We had balances of these loans of $16.6 million and $14.1 million at December 31, 2005 and 2004, respectively.

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

Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on the successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and commercial real estate loans. In reaching a decision on whether to make a multi-family and commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25x. Environmental surveys are generally required for commercial real estate loans of $500,000 or more.

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

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are existing customers, our in-house loan originators, advertising and referrals from customers.

We generally originate loans for portfolio but from time to time will sell fixed-rate and one- to four- family residential mortgage loans in the secondary market. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. Generally, loans are sold with servicing retained and without recourse. We have the ability to sell loans on a flow basis to Fannie Mae and Freddie Mac, but our loan sales in recent years have primarily been bulk sales to other financial institutions. We sold $5.1 million of loans in the year ended December 31, 2003 and no loans in the years ended December 31, 2005 and 2004.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our stated capital and reserves. At December 31, 2005, our regulatory limit on loans to one borrower was $8.5 million. At that date, our largest lending relationship was $3.3 million and included loans secured by real estate and business assets located in Atlantic and Cape May Counties, New Jersey, all of which were performing according to their original repayment terms at December 31, 2005.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Commitments excluding lines and letters of credit as of December 31, 2005 totaled $22.9 million as compared to $15.9 million at December 31, 2004.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of New York stock. While we have the authority under applicable law and our investment policies to invest in derivative securities, we had no such investments at December 31, 2005.

At December 31, 2005, our investment portfolio consisted primarily of U.S. agency securities, mortgage-backed securities issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, corporate debt securities, securities of municipal governments and mutual funds that invest in adjustable-rate mortgages.

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

Deposit Accounts. Substantially all of our depositors are residents of the State of New Jersey. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates and be at the upper end of the market for rates on money market and passbook accounts.

In addition to accounts for individuals, we also offer deposit accounts designed for the businesses operating in our market area. Our business banking deposit products include a commercial checking account and a sweep account. We have sought to increase our commercial deposits through the offering of these products, particularly to our commercial borrowers.

Since 1996, we have offered deposit services to municipalities and local school boards in our market area. At December 31, 2005, we had $60.1 million in deposits from five municipalities and thirteen school boards, all in the form of checking accounts. We emphasize high levels of service in order to attract and retain these accounts. Unlike time deposits by municipalities, which often move from bank to bank in search of the highest available rate, checking accounts tend to be stable relationships.

Borrowings. We utilize advances from the Federal Home Loan Bank of New York and securities sold under agreements to repurchase to supplement our supply of investable funds and to meet deposit withdrawal requirements. We also have a $1.0 million line of credit from another bank, of which, none is in use. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 30% of a member’s assets using mortgage collateral and an additional 20% using pledged securities for a total maximum indebtedness of 50% of assets. The Federal Home Loan Bank determines specific lines of credit for each member institution.

Subordinated Debt. In 1998, Ocean Shore Capital Trust I, a business trust formed by us, issued $15.0 million of preferred securities in a private placement and issued approximately $464,000 of common securities to Ocean Shore Holding. Ocean Shore Capital Trust I used the proceeds of these issuances to purchase $15.5 million of our junior subordinated deferrable interest debentures. The interest rate on the debentures and the preferred trust securities is 8.67%. The debentures are the sole assets of Ocean Shore Capital Trust I and are subordinate to all of our existing and future obligations for borrowed money, our obligations under letters of credit and any guarantees by us of any such obligations. The preferred trust securities generally rank equal to the trust common securities in priority of payment, but rank prior to the trust common securities if and so long as we fail to make principal or interest payments on the debentures. Concurrently with the issuance of the debentures and the preferred trust and common securities, we issued a guarantee related to the trust securities for the benefit of the holders. Our obligations under the debentures, the related indenture, the trust agreement relating to the trust securities, and the guarantee constitute a full and unconditional guarantee by us of the obligations of Ocean Shore Capital Trust I under the preferred trust securities.

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

Personnel

As of December 31, 2005, we had 107 full-time employees and 22 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2005, Ocean City Home Bank met each of these capital requirements.

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

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12-month period. Legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2005, Ocean City Home Bank maintained 84.4% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During the four quarters ended December 31, 2005, Financing Corporation payments for Savings Association Insurance Fund members averaged 1.34 basis points of assessable deposits.

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

Federal Deposit Insurance Reform Act of 2005. The Federal Deposit Insurance Reform Act of 2005 (the “Act”), signed by the President on February 8, 2006, revised the laws governing the federal deposit insurance system. The Act provides for the consolidation of the Bank and Savings Association Insurance Funds into a combined “Deposit Insurance Fund.”

Under the Act, insurance premiums are to be determined by the Federal Deposit Insurance Corporation based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminates the current minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Act provides the Federal Deposit Insurance Corporation with flexibility to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year.

The Act increased deposit insurance coverage limits from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts. While it preserved the $100,000 coverage limit for individual accounts and municipal deposits, the Federal Deposit Insurance Corporation was furnished with the discretion to adjust all coverage levels to keep pace with inflation beginning in 2010. Also, institutions that become undercapitalized will be prohibited from accepting certain employee benefit plan deposits.

The consolidation of the Bank and Savings Association Insurance Funds must occur no later than the first day of the calendar quarter that begins 90-days after the date of the Act’s enactment, i.e., July 1, 2006. The Act also states that the FDIC must promulgate final regulations implementing the remainder of its provisions not later than 270 days after its enactment.

At this time, management cannot predict the effect, if any, that the Act will have on insurance premiums paid by Ocean City Home Bank.

Federal Home Loan Bank System. Ocean City Home Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Ocean City Home Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Ocean City Home Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2005 of $2.6 million.

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

Restrictions Applicable to Mutual Holding Companies. According to federal law and Office of Thrift Supervision regulations, a mutual holding company, such as OC Financial MHC, may generally engage in the following activities: (1) investing in the stock of a savings association; (2) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by the Office of Thrift Supervision for multiple savings and loan holding companies. Recent legislation, which authorized mutual holding companies to engage in activities permitted for financial holding companies, expanded the authorized activities. Financial holding companies may engage in a broad array of financial service activities including insurance and securities.

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

Waivers of Dividends by OC Financial MHC. Office of Thrift Supervision regulations require OC Financial MHC to notify the Office of Thrift Supervision if it proposes to waive receipt of dividends from Ocean Shore Holding. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company is considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with Statement of Financial Accounting Standards No. 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations. We anticipate that OC Financial MHC will waive dividends that Ocean Shore Holding may pay, if any.

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

Restrictions on Remutualization Transactions. Current Office of Thrift Supervision regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction. However, in June 2003, the Office of Thrift Supervision issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and raising issues concerning the effect on the mutual members of the acquiring entity. Under certain circumstances, the Office of Thrift Supervision intends to give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the Office of Thrift Supervision’s concerns are not warranted in the particular case. The Office of Thrift Supervision will require empirical data that demonstrates that the minority stockholders are receiving a reasonable value in proportion to their interest in the company. If any of the pricing parameters specified by the Office of Thrift Supervision are exceeded, the Office of Thrift Supervision will consider requiring that the transaction be approved by a majority of the votes eligible to be cast by the members of the acquiring mutual and the target mutual holding company without the use of running proxies.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 implemented a number of legislative reforms intended to address corporate and accounting fraud. The Sarbanes-Oxley Act restricts the scope of services that may be provided by accounting firms to their public company audit clients and any non-audit services being provided to a public company audit client will require pre-approval by the company’s audit committee. In addition, the Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement.

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

Federal and State Taxation

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2000. For fiscal year 2005, Ocean City Home Bank’s maximum federal income tax rate was 34%.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors annually elects the executive officers of OC Financial MHC, Ocean Shore Holding and Ocean City Home Bank, who serve at the Board’s discretion. Our executive officers are:

Name	Position
Steven E. Brady	President and Chief Executive Officer of Ocean Shore Holding, OC Financial MHC and Ocean City Home Bank

Anthony J. Rizzotte	Executive Vice President of Ocean Shore Holding and OC Financial MHC and Executive Vice President and Chief Lending Officer of Ocean City Home Bank

Kim Davidson	Executive Vice President of Ocean City Home Bank and Corporate Secretary of OC Financial MHC, Ocean Shore Holding and Ocean City Home Bank

Janet Bossi	Senior Vice President of Loan Administration of Ocean City Home Bank

Paul Esposito	Senior Vice President of Marketing of Ocean City Home Bank

Donald F. Morgenweck	Senior Vice President of OC Financial MHC and Senior Vice President and Chief Financial Officer of Ocean Shore Holding and Ocean City Home Bank

Below is information regarding our executive officers who are not also directors. Each executive officer has held his or her current position for at least the last five years. Ages presented are as of December 31, 2005.

Anthony J. Rizzotte has been Executive Vice President and Chief Lending Officer of Ocean City Home Bank and Vice President of Ocean Shore Holding and OC Financial MHC since 1991. Mr. Rizzotte was named Executive Vice President of Ocean Shore Holding and OC Financial MHC in 2004. Age 50.

Kim Davidson has been the Executive Vice President of Ocean City Home Bank since 2005, prior to which she served as the Senior Vice President of Business Development of Ocean City Home Bank since 2001. She has also served as the Corporate Secretary of OC Financial MHC, Ocean Shore Holding and Ocean City Home Bank since 2004. Prior to becoming a senior vice president, Ms. Davidson was a vice president of Ocean City Home Bank. Age 45.

Janet Bossi has been the Senior Vice President of Loan Administration of Ocean City Home Bank since 2002. Prior to becoming a senior vice president, Ms. Bossi was a vice president of Ocean City Home Bank. Age 39.

Paul Esposito has been the Senior Vice President of Marketing of Ocean City Home Bank since 1999. Prior to becoming a senior vice president, Mr. Esposito was a vice president of Ocean City Home Bank. Age 56.

Donald F. Morgenweck has been Senior Vice President and Chief Financial Officer of Ocean City Home Bank and Vice President of OC Financial MHC and Ocean Shore Holding since March 2001. Mr. Morgenweck was named Senior Vice President and Chief Financial Officer of OC Financial MHC and Ocean Shore Holding in 2004. Prior to joining Ocean City Home Bank, Mr. Morgenweck was a Vice President at Summit Bank. Age 51.

ITEM 1A. RISK FACTORS

Rising interest rates may hurt our profits.

Interest rates were recently at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate fifteen times to 4.75%. If interest rates continue to rise, and if rates on our deposits and borrowings reprice upwards faster than the rates on our loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

Our increased emphasis on commercial lending may expose us to increased lending risks.

At December 31, 2005, $56.3 million, or 13.7%, of our loan portfolio consisted of commercial and multi-family real estate loans, commercial construction loans and commercial business loans. We have grown this portfolio in recent years and intend to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

A downturn in the local economy or a decline in real estate values could hurt our profits.

Nearly all of our loans are secured by real estate or made to businesses in Atlantic or Cape May Counties, New Jersey. As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which would hurt our profits. In recent years, there has been a significant increase in real estate values in our market area. As a result of rising home prices, our loans have been well collateralized. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2005, we held 4.3% of the deposits in Atlantic County, New Jersey, which was the 8th largest share of deposits out of 17 financial institutions in the county and 9.3% of the deposits in Cape May County, New Jersey, which was the 6th largest share of deposits out of 13 financial institutions in the county. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

Return on equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. For the year ended December 31, 2005, our return on equity was 5.07%. Over time, we intend to use the net proceeds from our recently completed public offering to increase earnings per share and book value per share, without assuming undue risk, with the goal of achieving a return on equity that is competitive with other publicly held subsidiaries of mutual holding companies. This goal could take a number of years to achieve, and we cannot assure you that it will be attained. Consequently, you should not expect a competitive return on equity in the near future. Failure to achieve a competitive return on equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on equity.

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

The Office of Thrift Supervision policy on remutualization transactions could prohibit acquisition of Ocean Shore Holding, which may adversely affect our stock price.

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

Possible nondeductibility of the contribution to Ocean City Home Charitable Foundation.

We estimate that substantially all of the $2.0 million contribution to the Ocean City Home Charitable Foundation made in 2004 should be deductible for federal tax purposes over the permissable six-year period. However, no assurance can be made that we will have sufficient pre-tax income over the five-year period following the year in which the contribution was made to fully utilize the carryover related to the excess contribution. Futhermore, although we have received an opinion from counsel that we will be entitled to the deduction for the contribution to the Ocean City Home Charitable Foundation, there can be no assurance that the Internal Revenue Service will recognize the Ocean City Home Charitable Foundation as a section 501(c)(3) exempt organization or that the deduction will be permitted. In such event, there would be no tax benefit related to the contribution to the Ocean City Home Charitable Foundation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of December 31, 2005.

Location	Year Opened	Square Footage	Date of Lease Expiration	Owned/ Leased	Net Book Value as of December 31, 2005
	(Dollars in thousands)
Main Office:
1001 Asbury Avenue Ocean City, NJ 08226	1920	10,400	N/A	Owned	$1,557

Branches:
105 Roosevelt Boulevard Marmora, NJ 08223	1986	11,400	N/A	Owned	2,132

1777 New Road Rt. 9 Linwood, NJ 08221	1994	8,600	N/A	Owned	1,242

6302 Ventnor Avenue Ventnor, NJ 08406	1994	2,600	N/A	Owned	830

1184 Ocean Heights Avenue Egg Harbor Township, NJ 08234	1999	2,100	N/A	Owned	921

778 White Horse Pike Absecon, NJ 08201	2001	2,500	2011	Leased	50

3100 Hingston Avenue Northfield, NJ 08225	2005	2,500	2010	Leased	106

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

The Company’s common stock is listed on the Nasdaq National Market (“NASDAQ”) under the trading symbol “OSHC.” The Company completed its initial public offering on December 21, 2004 and commenced trading on December 22, 2004. The following table sets forth the high and low sales prices of the common stock for the fourth quarter of 2004, and the year ended December 31, 2005, as reported by NASDAQ. The Company has not paid any dividends to its shareholders to date. See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” and Note 14 in the Notes to the Consolidated Financial Statements for more information relating to restrictions on dividends.

	Dividends	High	Low
2004:

First Quarter	N/A	N/A	N/A
Second Quarter	N/A	N/A	N/A
Third Quarter	N/A	N/A	N/A
Fourth Quarter	N/A	$13.05	$12.00

2005:

First Quarter	N/A	$12.17	$10.51
Second Quarter	N/A	$11.15	$9.86
Third Quarter	N/A	$11.90	$10.55
Fourth Quarter	N/A	$11.55	$10.50

As of March 20, 2005, the Company had approximately 1,568 holders of record of the Company’s common stock.

The Company did not repurchase any of its common stock during the fourth quarter of 2005 and at December 31, 2005, we had no publicly announced repurchase plans or programs.

ITEM 6. SELECTED FINANCIAL DATA

	At or For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Financial Condition Data:
Total assets	$543,846	$528,444	$479,844	$435,811	$388,470
Securities held to maturity	9,729	10,544	3,807	4,258	2,465
Securities available for sale	84,462	106,258	123,865	103,743	102,417
Loans receivable, net	412,005	340,585	301,778	270,510	240,099
Cash and cash equivalents	13,400	47,396	28,759	38,087	23,426
Deposits	416,914	415,328	390,274	346,637	292,962
FHLB advances	27,000	10,000	10,000	10,000	5,000
Subordinated debt	15,464	15,464	15,464	—	—
Preferred trust securities	—	—	—	15,000	15,000
Other borrowings	18,460	22,840	35,504	38,118	54,480
Total equity	60,568	59,795	23,975	21,404	17,386

Operating Data:
Interest and dividend income	$26,272	$22,722	$22,516	$23,809	$23,747
Interest expense	11,017	9,398	10,015	11,720	14,539

Net interest income	15,255	13,324	12,501	12,089	9,208
Provision for loan losses	300	360	360	275	140

Net interest income after provision for loan losses	14,955	12,964	12,141	11,814	9,068
Other income	2,316	2,389	2,126	1,919	1,710
Other expenses	12,201	13,002	10,002	9,342	8,444

Income before taxes	5,070	2,352	4,265	4,391	2,334
Provision for income taxes	1,994	1,045	1,551	1,738	830

Net income	$3,076	$1,306	$2,714	$2,653	$1,505

Common Share Data:
Basic net income per share	$0.37	N/A	N/A	N/A	N/A
Diluted net income per share	$0.36	N/A	N/A	N/A	N/A
Weighted average shares—basic	8,405,677	N/A	N/A	N/A	N/A
Weighted average shares—diluted	8,453,593	N/A	N/A	N/A	N/A
Shares outstanding—end of period	8,293,743	N/A	N/A	N/A	N/A

	At or For the Years Ended December 31,
	2005	2004	2003	2002	2001
Performance Ratios:
Return on average assets	0.57%	0.26%	0.58%	0.63%	0.40%
Return on average equity	5.07	4.95	11.80	13.69	9.30
Interest rate spread (1)	2.75	2.79	2.79	2.99	2.57
Net interest margin (2)	3.06	2.90	2.90	3.12	2.68
Noninterest expense to average assets	2.24	2.59	2.14	2.22	2.25
Efficiency ratio (3)	69.44	82.74	68.94	67.07	77.69
Average interest-earning assets to average interest-bearing liabilities	114.05	105.26	104.56	104.23	102.71
Average equity to average assets	11.16	5.25	4.92	4.61	4.30

Capital Ratios (4):
Tangible capital	10.47	10.67	7.08	7.38	7.75
Core capital	10.47	10.67	7.08	7.38	7.75
Total risk-based capital	18.92	20.40	13.71	14.45	15.40

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.42	0.43	0.37	0.29	0.22
Allowance for loan losses as a percent of nonperforming loans	N/M	N/M	275.21	121.68	N/M
Net charge-offs (recoveries) to average outstanding loans during the period	N/M	N/M	0.01	0.01	0.02
Non-performing loans as a percent of total loans	0.02	N/M	0.13	0.24	0.05

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities.
(4)	Ratios are for Ocean City Home Bank.

N/M—not meaningful as nonperforming loans and net charge-offs are not material enough to allow for meaningful calculations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes and expenses for health insurance, retirement plans and other employee benefits.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are the following: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a monthly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio.

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

Balance Sheet Analysis

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by one- to four-family residential homes, and to a lesser extent, commercial real estate. At December 31, 2005, real estate mortgage loans totaled $323.0 million, or 78.3% of total loans, compared to $274.1 million, or 80.3% of total loans, at December 31, 2004.

The largest segment of our loan portfolio is one- to four-family residential loans. At December 31, 2005, these loans totaled $294.3 million and represented 71.3% of total loans compared to $247.6 million, or 72.5% of total loans, at December 31, 2004. One- to four-family residential loans increased $46.7 million, or 18.9%, in 2005 as interest rates remained at historically low levels. Our successful loan modification program, which gives customers the ability to modify the terms of their one- to four-family mortgage loans without refinancing, contributed to our ability to retain loan customers as prepayment levels rose due to the low interest rate environment. Under our loan modification program, borrowers who are current in their loan payments can modify their existing loans to the terms then offered for refinancing similar loans. Terms modified may include the interest rate, whether the interest rate is fixed or variable and the length of the loan. Loans modified under this program totaled $7.6 million in 2005 compared to $13.3 million in 2004.

Commercial and multi-family real estate loans totaled $28.7 million and represented 7.0% of total loans at December 31, 2005 compared to $26.5 million, or 7.8% of total loans at December 31, 2004. Commercial and multi-family real estate loans increased $2.2 million, or 8.5%, in 2005.

We also originate construction loans secured by residential and commercial real estate. This portfolio totaled $23.2 million and represented 5.6% of total loans at December 31, 2005 compared to $12.8 million, or 3.7% of total loans at December 31, 2004. Construction loans increased $10.5 million, or 82.3%, in 2005 due to a high level of construction activity in our market area.

We originate commercial business loans secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Commercial business loans totaled $16.6 million, and represented 4.0% of total loans at December 31, 2005, compared to $14.1 million, or 4.1% of total loans, at December 31, 2004. The $2.5 million, or 17.5% increase in 2005 was primarily attributable to our continuing marketing efforts.

We also originate a variety of consumer loans, including home equity loans and lines of credit, loans secured by passbook or certificate accounts and secured and unsecured personal loans. Consumer loans totaled $49.7 million and represented 12.1% of total loans at December 31, 2005 compared to $40.5 million, or 11.9% of total loans, at December 31, 2004. The $9.2 million, or 22.6%, increase in 2005 was due to aggressive marketing activities and competitive pricing on our home equity loan products.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate—mortgage:
One- to four-family residential	$294,296	71.3%	$247,610	72.5%	$229,042	75.7%	$212,640	78.5%	$186,457	77.4%
Commercial and multi-family	28,725	7.0	26,483	7.8	25,969	8.6	19,105	7.1	14,311	6.0

Total real estate—mortgage loans	323,021	78.3	274,093	80.3	255,011	84.3	231,745	85.6	200,768	83.4
Real estate—construction:
Residential	12,230	3.0	5,035	1.5	4,258	1.4	5,850	2.2	5,495	2.3
Commercial	11,019	2.6	7,719	2.2	5,702	1.9	1,007	0.4	1,599	0.7

Total real estate—construction loans	23,249	5.6	12,754	3.7	9,960	3.3	6,857	2.6	7,094	2.9
Commercial	16,582	4.0	14,111	4.1	8,472	2.8	7,034	2.6	7,385	3.1
Consumer:
Home equity	48,537	11.8	39,264	11.5	27,592	9.1	23,528	8.7	22,468	9.3
Other	1,135	0.3	1,244	0.4	1,404	0.5	1,780	0.6	2,991	1.2

Total consumer loans	49,672	12.1	40,508	11.9	28,996	9.6	25,308	9.3	25,459	10.6

Total loans	412,524	100.0%	341,466	100.0%	302,439	100.0%	270,944	100.0%	240,706	100.0%

Net deferred loan costs (fees)	1,234		585		455		341		(76)
Allowance for loan losses	(1,753)		(1,466)		(1,116)		(775)		(531)

Loans, net	$412,005		$340,585		$301,778		$270,510		$240,099

The following table sets forth certain information at December 31, 2005 regarding the dollar amount of loan principal repayments coming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Real Estate- Mortgage Loans	Real Estate- Construction Loans	Commercial Loans	Consumer Loans	Total Loans
	(In thousands)
Amounts due in:
One year or less	$27	$19,567	$6,675	$628	$26,897
More than one to five years	1,352	2,185	5,613	7,831	16,981
More than five years	323,139	0	4,294	41,213	368,646

Total	$324,518	$21,752	$16,582	$49,672	$412,524

The following table sets forth the dollar amount of all loans at December 31, 2005 that are due after December 31, 2006 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude applicable loans in process, unearned interest on consumer loans and net deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate—mortgage loans	$238,714	$85,777	$324,491
Real estate—construction loans	1,276	909	2,185
Commercial loans	2,529	7,378	9,907
Consumer loans	32,940	16,104	49,044

Total	$275,459	$110,168	$385,627

The following table shows loan origination, purchase and sale activity during the periods indicated.

	2005	2004	2003	2002	2001
	(In thousands)
Total loans at beginning of period	$341,466	$302,439	$270,944	$240,706	$203,651

Loans originated:
Real estate—mortgage	83,868	63,872	94,033	85,274	64,677
Real estate—construction	24,215	18,226	15,353	16,485	13,054
Commercial	16,458	14,802	11,349	4,909	6,526
Consumer	34,322	30,583	24,279	18,063	13,898

Total loans originated	158,863	127,483	145,014	124,731	98,155

Loans purchased	1,999	464	—	394	—
Deduct:
Real estate loan principal repayments	50,658	60,685	72,950	65,015	35,042
Loan sales	—	—	5,068	6,003	4,259
Other repayments	39,146	28,235	30,501	26,869	21,799

Net loan activity	71,058	39,027	31,495	30,238	37,055

Total loans at end of period	$412,524	$341,466	$302,439	$270,944	$240,706

Securities. Our securities portfolio consists primarily of U.S. Government and agency securities, mortgage-backed securities, corporate debt securities, municipal securities and mutual funds that invest in adjustable-rate loans and mortgage-backed securities. Although corporate debt securities and municipal securities generally have greater credit risk than U.S. treasury and government agency securities, they generally have higher yields than government securities of similar duration. Securities decreased $21.5 million, or 18.5%, in the year ended December 31, 2005 as we funded increased loan demand.

The following table sets forth the carrying values and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. Government and agencies	$22,433	$22,135	$20,517	$20,360	$19,050	$19,108
Mortgage-backed	37,710	37,176	51,732	52,025	60,803	61,495
Corporate debt	11,973	12,154	20,574	20,705	28,862	29,088
Other debt	4,950	5,029	4,948	5,070	5,946	6,044

Total debt securities	77,066	76,494	97,771	98,160	114,661	115,735
Mutual funds	8,012	7,967	8,029	8,098	8,029	8,130

Total securities available for sale	85,078	84,461	105,800	106,258	122,690	123,865

Securities held to maturity:
Mortgage-backed	5,436	5,321	2,157	2,162	741	772
Municipal	4,293	4,294	8,387	8,398	3,066	3,098

Total securities held to maturity	9,729	9,615	10,544	10,560	3,807	3,870

Total	$94,807	$94,076	$116,344	$116,819	$126,497	$127,735

At December 31, 2005, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2005. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2005, mortgage-backed securities with adjustable rates totaled $16.0 million. Weighted average yields are on a tax-equivalent basis.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Government and agencies	$19,982	2.79%	$2,153	4.40%	—	—	—	—	$22,135	2.95%
Mortgage-backed	—	—	3,390	4.00	$5,013	4.35%	$28,773	4.80%	37,176	4.66
Corporate debt	597	2.70	—	—	940	4.00	10,617	7.24	12,154	6.77
Municipal	—	—	—	—	1,003	6.66	4,026	6.88	5,029	6.84

Total available for sale debt securities	20,579	2.79	5,543	4.16	6,956	4.63	43,416	5.59	76,494	4.64
Mutual funds	—	—	—	—	—	—	7,967	3.94	7,967	3.94

Total securities available for sale	20,579	2.79	5,543	4.16	6,956	4.63	51,383	5.34	84,461	4.58

Securities held to maturity:
Mortgage-backed	—	—	—	—	—	—	5,436	5.20	5,436	5.20
Municipal	4,293	6.68	—	—	—	—	—	—	4,293	6.68

Total held to maturity debt securities	4,293	6.68	—	—	—	—	5,436	5.20	9,729	5.85

Total	$24,872	3.46%	$5,543	4.16%	$6,956	4.63%	$56,819	5.33%	$94,190	4.71%

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004:

	December 31, 2005
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
	(In thousands)
Debt Securities—U.S. Government and Federal Agencies	$3,532	$42	$17,982	$261	$21,514	$303
Corporate	1,491	21	1,537	72	3,028	93
Mortgage-Backed	17,114	347	18,138	455	35,252	802
Mutual Funds	—	—	7,777	232	7,777	232

Totals	$22,137	$410	$45,434	$1,020	$67,571	$1,430

	December 31, 2004
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
	(In thousands)
Debt Securities—Municipal	$1,128	$3	—	—	$1,128	$3
U.S. Government and Federal Agencies	19,064	174	—	—	19,064	174
Corporate	9,133	126	$2,103	$37	11,236	163
Mortgage-Backed	22,080	179	4,970	59	27,050	238
Mutual Funds	—	—	7,890	136	7,890	136

Totals	$51,405	$482	$14,962	$232	$66,367	$715

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

At December 31, 2005, twelve debt securities had aggregate depreciation of 1.68% from the Company’s amortized cost basis for 12 months or longer. The unrealized loss relates principally to the decline in market interest rates. As the Company has the ability and intent to hold these debt securities until maturity, or for the foreseeable future, no decline is deemed to be other than temporary.

At December 31, 2005, two mutual fund holdings had aggregate depreciation of 2.90% from the Company’s amortized cost basis for 12 months or longer. These unrealized losses relate principally to changes in interest rates as the mutual fund holdings are debt securities. Although these mutual funds had unrealized losses, no credit issues have been identified that cause management to believe that declines in market value are other that temporary.

At December 31, 2005, seventeen mortgage-backed securities had aggregate depreciation of 2.45% from the Company’s amortized cost basis for 12 months or longer. The unrealized losses related principally to the decline in market interest rates. As the Company has the ability and intent to hold these mortgage-backed securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

At December 31, 2004, one debt security has aggregate depreciation of 1.73% from the Company’s amortized cost basis for 12 months or longer. The unrealized loss related principally to the decline in market interest rates. As the Company had the ability and intent to hold this debt security until maturity, or for the foreseeable future, no decline was deemed to be other than temporary.

At December 31, 2004, two mutual fund holdings had aggregate depreciation of 1.70% from the Company’s amortized cost basis for 12 months or longer. These unrealized losses related principally to changes in interest rates as the mutual fund holdings are debt securities. Although these mutual funds had unrealized losses, no credit issues were identified that caused management to believe that declines in market value were other than temporary.

At December 31, 2004, three mortgage-backed securities have aggregate depreciation of 1.17% from the Company’s amortized cost basis for 12 months or longer. The unrealized losses related principally to the decline in market interest rates. As the Company had the ability and intent to hold these mortgage-backed securities until maturity, or for the foreseeable future, no declines were deemed to be other than temporary.

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

Our deposit base is comprised of demand deposits, savings accounts and time deposits. Deposits increased $1.6 million, or 0.4%, in 2005. The increase in deposits consisted primarily of an increase in certificates of deposit and demand deposits offset by a decrease in savings accounts. The increase in certificates of deposit was a result of customers shifting deposits from lower rate savings accounts to higher rate certificates. The increase in demand deposits was the result of aggressive marketing.

We aggressively market checking and savings accounts, as these tend to provide longer-term customer relationships and a lower cost of funding compared to time deposits. Due to our marketing efforts and sales efforts, we have been able to attract core deposits of 68.7% of total deposits at December 31, 2005, compared to 72.2% in 2004.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$34,223	8.2%	$35,318	8.5%	$26,907	6.9%
Interest-bearing demand deposits	172,792	41.4	169,500	40.8	158,918	40.7
Savings accounts	79,439	19.1	94,915	22.9	90,698	23.2
Certificates of deposit	130,460	31.3	115,595	27.8	113,751	29.2

Total	$416,914	100.0%	$415,328	100.0%	$390,274	100.0%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2005. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$8,243
Over three through six months	3,216
Over six through twelve months	6,909
Over twelve months	23,874

Total	$42,242

The following table sets forth time deposits classified by rates at the dates indicated.

	At December 31,
	2005	2004	2003
	(In thousands)
0.00 - 1.00%	—	$18	$3,672
1.01 - 2.00%	$8	35,126	33,858
2.01 - 3.00%	26,385	28,041	26,984
3.01 - 4.00%	57,623	19,389	15,249
4.01 - 5.00%	35,678	20,947	18,216
5.01 - 6.00%	2,987	3,700	5,707
6.01 - 7.00%	7,779	8,374	10,065

Total	$130,460	$115,595	$113,751

The following table sets forth the amount and maturities of time deposits at December 31, 2005.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)
0.00 - 2.00%	$8	$—	$—	$—	$—	$8	—
2.01 - 3.00%	23,144	3,198	43	—	—	26,385	20.2%
3.01 - 4.00%	33,751	15,196	4,919	1,025	2,732	57,623	44.2
4.01 - 5.00%	4,578	4,876	5,940	9,247	11,037	35,678	27.3
5.01 - 6.00%	418	445	2,124	—	—	2,987	2.3
6.01 - 7.00%	1,228	6,161	390	—	—	7,779	6.0

Total	$63,127	$29,876	$13,416	$10,272	$13,769	$130,460	100.0%

The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Beginning balance	$415,328	$390,274	$346,637
Increase before interest credited	(6,536)	18,670	36,338
Interest credited	8,122	6,384	6,999

Net increase in deposits	1,586	25,054	43,337

Ending balance	$416,914	$415,328	$390,274

Borrowings. We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments and to meet deposit withdrawal requirements.

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Maximum amount outstanding at any month end during the period:
FHLB advances	$27,000	$10,000	$15,000
Securities sold under agreements to repurchase	25,970	34,590	35,860
Subordinated debt	15,464	15,464	15,464
Other borrowings	—	1,890	2,688

Average amounts outstanding during the period:
FHLB advances	$10,937	$10,000	$11,313
Securities sold under agreements to repurchase	24,385	33,289	34,785
Subordinated debt	15,464	15,464	15,464
Other borrowings	—	1,612	2,430

Weighted average interest rate during the period:
FHLB advances	3.22%	3.12%	2.82%
Securities sold under agreements to repurchase	4.94	3.79	3.58
Subordinated debt	8.67	8.67	8.67
Other borrowings	—	6.28	6.25

Balance outstanding at end of period:
FHLB advances	$27,000	$10,000	$10,000
Securities sold under agreements to repurchase	18,460	22,840	33,490
Subordinated debt	15,464	15,464	15,464
Other borrowings	—	—	2,014

Weighted average interest rate at end of period:
FHLB advances	3.78%	3.07%	3.07%
Securities sold under agreements to repurchase	5.02	4.86	3.61
Subordinated debt	8.67	8.67	8.67
Other borrowings	—	—	6.25

Federal Home Loan Bank advances increased $17.0 million at December 31, 2005 from December 31, 2004. These advances mature in 2006 through 2015.

Securities sold under agreements to repurchase decreased $4.4 million during 2005 as we paid down these borrowings with proceeds from advances. At December 31, 2005, securities sold under agreements to repurchase included $15.0 million of Federal Home Loan Bank borrowings with maturities that range from 2008 to 2011. At December 31, 2005, the remaining $3.5 million had a 13-day maturity.

Subordinated debt reflects the junior subordinated deferrable interest debentures issued by us in 1998 to a business trust formed by us that issued $15.0 million of preferred securities in a private placement.

Results of Operations for the Years Ended December 31, 2005, 2004 and 2003

Overview.

	2005	2004	2003	% Change 2005/2004	% Change 2004/2003
	(Dollars in thousands)
Net income	$3,076	$1,306	$2,714	135.4%	(51.9)%
Return on average assets	0.57%	0.26%	0.58%	119.2%	(55.2)%
Return on average equity	5.07%	4.95%	11.80%	2.4%	(58.1)%
Average equity to average assets	11.16%	5.25%	4.92%	112.6%	6.1%

2005 vs. 2004. Net income increased $1.8 million in 2005 due primarily to the nonrecurring expense in 2004 associated with the pretax $2.0 million contribution ($1.3 million after tax) to the newly formed Ocean City Home Charitable Foundation (the “Foundation”). Net interest income increased 14.5% in 2005 to $15.3 million as a result of a higher volume and higher yield of interest-earning assets, partially offset by an increase in the cost of funds. Other income decreased 3.0% to $2.3 million due to lower service charges and fees. Other expenses decreased 6.2% to $12.2 million due to the $2.0 million contribution to the Foundation, as discussed above, and increases to salaries, benefits, occupancy and other professional services.

2004 vs. 2003. Net income decreased $1.4 million in 2004 due primarily to the nonrecurring expense associated with the pretax $2.0 million contribution ($1.3 million after tax) to the Foundation. Net interest income increased 6.6% in 2004 to $13.3 million as a result of a higher volume of interest-earning assets and a decrease in the cost of funds. Other income increased 12.4% to $2.4 million due to higher service charges. Other expenses increased 30.0% to $13.0 million due to the $2.0 million contribution to the Foundation and increases to salaries, benefits and occupancy.

Net Interest Income.

2005 vs. 2004. Net interest income increased $1.9 million, or 14.5%, to $15.3 million for 2005. The increase in net interest income for 2005 was primarily attributable to a higher yield and a higher volume of interest-earning assets, partially offset by an increase in the cost of funds.

Total interest and dividend income increased $3.6 million, or 15.6%, to $26.3 million for 2005, as growth in earning assets was enhanced by an increase in the yield on earning assets. Interest income on loans increased $3.6 million, or 20.3%, in 2005 as the average balance of the portfolio grew $57.4 million, or 18.2%, while the average yield increased 10 basis points to 5.67%. The increase in the average yield was the result of higher rate on new loans originated and an increase in rate in adjustable rate loans in the portfolio. Declining balances offset by a higher yield in the investment portfolio accounted for the modest decrease in interest income on investment securities in 2005. The average balance of the investment portfolio decreased $5.4 million, or 4.7%, in 2005, while the average yield increased 14 basis points to 4.25% as a result of higher short term market rates.

Total interest expense increased $1.6 million, or 17.2%, to $11.0 million for 2005 as deposit costs increased. The average balance of interest-bearing deposits increased $10.0 million, or 2.7%, in 2005 due to growth in both checking accounts and certificates of deposit. The average interest rate paid on deposits increased 40 basis points as a result of the prevailing rising interest rate environment and the growth in certificates of deposit. During 2005, we experienced higher costs on demand deposits tied to rising rate treasury bills and a shift of deposits from lower-cost savings accounts to higher-cost certificates of deposit. Interest paid on borrowings slightly decreased in 2005 as a decline in the average balance was offset by a higher average cost.

2004 vs. 2003. Net interest income increased $823,000, or 6.6%, to $13.3 million for 2004. The increase in net interest income for 2004 was primarily attributable to a higher volume of interest-earning assets and a decrease in the cost of funds.

Total interest and dividend income increased $206,000, or 0.9%, to $22.7 million for 2004, as growth in earning assets more than offset a decline in yields. Interest income on loans increased $510,000, or 3.0%, in 2004 as the average balance of the portfolio grew $30.0 million, or 10.5%, while the average yield declined 41 basis points to 5.57%. The decrease in the average yield was the result of the low interest rate environment in 2004. New loans were originated at lower rates and many higher rate loans refinanced at lower rates. Declining yields and balances in the investment portfolio accounted for the decrease in interest income on investment securities in 2004. The average balance of the investment portfolio declined $6.3 million, or 5.2%, in 2004, while the average yield declined 17 basis points to 4.11% as a result of lower market rates and a shortening of maturities.

Total interest expense decreased $617,000, or 6.3%, to $9.4 million for 2004 as deposit costs declined. The average balance of interest-bearing deposits increased $27.6 million, or 7.9%, in 2004 due to growth in both checking and savings accounts. The average interest rate paid on deposits decreased 31 basis points as a result of the prevailing low interest rate environment and the growth in low yielding core deposits. During 2004, we emphasized low yielding transaction accounts as our customers preferred to invest in lower rate, shorter-term certificates of deposit. Interest paid on borrowings slightly declined in 2004 as a decline in the average balance offset a higher average cost.

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

	Year Ended December 31,
	2005			2004			2003
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$373,306	$21,169	5.67%	$315,904	$17,601	5.57%	$285,926	$17,091	5.98%
Investment securities	108,746	4,618	4.25	114,145	4,686	4.11	120,407	5,151	4.28
Other interest-earning assets	16,612	485	2.91	29,700	435	1.46	24,849	274	1.10

Total interest-earning assets	498,664	26,272	5.27	459,749	22,722	4.94	431,182	22,516	5.22

Noninterest-earning assets	45,214			42,165			36,383

Total assets	$543,878			$501,914			$467,565

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$175,366	2,883	1.64	$167,596	1,757	1.05	$145,422	1,598	1.10
Savings accounts	90,538	1,054	1.16	94,430	1,101	1.17	78,934	1,097	1.39
Certificates of deposit	120,559	4,184	3.47	114,408	3,527	3.08	124,495	4,304	3.46

Total interest-bearing deposits	386,463	8,121	2.10	376,434	6,385	1.70	348,851	6,999	2.01

FHLB advances	10,937	351	3.22	10,000	312	3.12	11,313	319	2.82
Securities sold under agreements to repurchase	24,385	1,204	4.94	33,290	1,260	3.79	34,785	1,244	3.58
Subordinated debt	15,464	1,341	8.67	15,464	1,341	8.67	15,000	1,301	8.67
Other borrowings	—	—		1,605	101	6.28	2,430	152	6.25

Total borrowings	50,786	2,896	5.70	60,359	3,014	4.99	63,528	3,016	4.75

Total interest-bearing liabilities	437,249	11,017	2.52	436,793	9,398	2.15	412,379	10,015	2.43

Noninterest-bearing liabilities	45,912			38,747			32,184

Total liabilities	483,161			475,540			444,563

Retained earnings	60,717			26,374			23,002

Total liabilities and retained earnings	$543,878			$501,914			$467,565

Net interest income		$15,255			$13,324			$12,501

Interest rate spread			2.75%			2.79%			2.79%
Net interest margin			3.06%			2.90%			2.90%
Average interest-earning assets to average interest-bearing liabilities	114.05%			105.26%			104.56%

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

	2005 Compared to 2004			2004 Compared to 2003
	Increase (Decrease) Due to		Net	Increase (Decrease) Due to		Net
	Volume	Rate		Volume	Rate
	(In thousands)
Interest and dividend income:
Loans receivable	$3,250	$319	$3,569	$1,726	$(1,216)	$510
Investment securities	(250)	182	(68)	(264)	(201)	(465)
Other interest-earning assets	(39)	88	49	60	101	161

Total interest-earning assets	2,961	589	3,550	1,522	(1,316)	206
Interest expense:
Deposits	174	1,562	1,736	525	(1,140)	(614)
FHLB advances	29	10	39	(39)	32	(7)
Securities sold under agreements to repurchase	(385)	329	(56)	(55)	71	16
Subordinated debt	—	—	—	40	—	40
Other borrowings	(101)	—	(101)	(52)	1	(51)

Total interest-bearing liabilities	(283)	1,901	1,619	419	(1,036)	(617)

Net change in interest income	$3,244	$(1,313)	$1,931	$1,103	$(280)	$823

Provision for Loan Losses.

2005 vs. 2004. Provision for loan losses decreased $60,000 to $300,000 in 2005 as compared to $360,000 in 2004. A larger loan portfolio including increased commercial mortgage and business loans, which carry a higher risk of default, was offset by stable performing assets.

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

Other Income. The following table shows the components of other income and the percentage changes from year to year.

	2005	2004	2003	% Change 2005/2004	% Change 2004/2003
	(Dollars in thousands)
Service charges	$1,541	$1,556	$1,288	(1.0)%	20.8%
Net gain on sale of mortgage loans	—	—	118	—	N/M
Other	775	833	720	(7.0)	15.7

Total	$2,316	$2,389	$2,126	(3.1)%	12.4%

N/M—not measurable as the values are not material enough to allow for meaningful calculations.

2005 vs. 2004. Service charges decreased $15,000 due to lower fees from deposit services. The decrease in other income was the result of reduced income on bank-owned life insurance and investment advisory commissions.

2004 vs. 2003. Service charges increased $268,000 due to higher fees from a new overdraft protection program. Net gain on sale of mortgage loans decreased by $118,000 due to no sale activity in 2004. The increase in other income was the result of increases in the surrender value of bank-owned life insurance.

Other Expense. The following table shows the components of other expense and the percentage changes from year to year.

	2005	2004	2003	% Change 2005/2004	% Change 2004/2003
	(Dollars in thousands)
Salaries and employee benefits	$7,034	$6,680	$5,840	5.3%	14.4%
Occupancy and equipment	2,500	2,246	2,075	11.3	8.2
FDIC deposit insurance	57	60	56	(5.0)	7.1
Advertising	399	404	385	(1.2)	4.9
Professional services	810	350	352	131.4	(0.6)
Supplies	281	228	238	23.2	(4.2)
Telephone	120	114	132	5.3	(13.6)
Postage	137	147	146	(6.8)	0.7
Charitable contributions	134	2,138	134	(93.7)	N/M
Insurance	133	129	116	3.1	11.2
All other	596	506	528	17.8	(4.2)

Total	$12,201	$13,002	$10,002	(6.2)%	30.0%

Efficiency ratio (1)	69.4%	82.7%	68.9%

(1)	Computed as other expense divided by the sum of net interest income and other income excluding securities gains (losses).

2005 vs. 2004. Total other expenses decreased $800,000, or 6.2%, due primarily to the nonrecurring expense in 2004 associated with the $2.0 million contribution to the Foundation. Salaries and employee benefits increased due to normal salary increases and increased retirement plan expenses. Occupancy and equipment expenses increased due to new costs for network security systems and depreciation increases due to additions to office space and equipment. Other professional services increased as accounting and legal services increased due to additional compliance requirements associated with being a public company.

2004 vs. 2003. Total other expenses increased $3.0 million, or 30.0%, due primarily to the nonrecurring expense associated with the $2.0 million contribution to the Foundation. Salaries and employee benefits increased due to normal salary increases and increased retirement plan expenses. Occupancy and equipment increased due to new costs for network security systems and depreciation increases due to an addition to office space.

Income Taxes.

2005 vs. 2004. The effective tax rate for 2005 was 39.3% compared to 44.4% for 2004. This decrease in rate was primarily due to variations in state taxes related to the 2004 contribution to the Foundation.

2004 vs. 2003. The effective tax rate for 2004 was 44.4% compared to 36.4% for 2003. This increase in rate was primarily due to variations in state taxes related to the 2004 contribution to the Foundation.

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

Nonperforming assets totaled $98,000, or less than 0.02% of total assets, at December 31, 2005, which was an increase of $94,000 from December 31, 2004. Nonaccrual loans accounted for all nonperforming assets at December 31, 2005. At December 31, 2005, nonaccrual loans were comprised of $91,000 in mortgage loans and $7,000 in consumer loans.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Nonaccrual loans:
Real estate—mortgage loans	$91	$—	$337	$493	$101
Commercial	—	—	—	41	—
Consumer	7	4	69	103	14

Total of nonaccrual and 90 days or more past due loans	$98	$4	$406	$637	$115

Total nonperforming loans to total loans	0.02%	N/M	0.13%	0.24%	0.05%
Total nonperforming loans to total assets	0.02%	N/M	0.08%	0.15%	0.03%
Total nonperforming assets and troubled debt restructurings to total assets	0.02%	N/M	0.08%	0.15%	0.03%

N/M—not measurable as nonperforming loans and net charge-offs are not material enough to allow for meaningful calculations.

Interest income that would have been recorded for the year ended December 31, 2005 had nonaccruing loans been current according to their original terms amounted to $2,300. No interest related to nonaccrual loans was included in interest income for the year ended December 31, 2005.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of Thrift Supervision has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as substandard or doubtful we establish a specific allowance for loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2005	2004	2003
	(In thousands)
Special mention assets	$806	$289	$139
Substandard assets	724	354	649
Doubtful assets	—	—	—

Total classified assets	$1,530	$643	$788

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2005		2004		2003
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
Real estate—mortgage loans	$188	$—	$178	$—	$382	$—
Consumer loans	46	—	9	28	36	24

Total	$234	$—	$187	$28	$418	$24

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

Specific Allowance Required for Impaired or Collateral-Dependent Loans. We establish an allowance for impaired loans for the amounts by which the discounted cash flows (or collateral value or observable market price) are lower than the carrying value of the loan. Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. At December 31, 2005, no loans were considered impaired other than those collectively evaluated for impairment.

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

At December 31, 2005, our allowance for loan losses represented 0.42% of total gross loans. The allowance for loan losses increased from $1.5 million at December 31, 2004 to $1.8 million at December 31, 2005 due to the provision for loan losses of $300,000 offset by net charge-offs of $13,000. The provision for loan losses in 2005 reflected continued growth of the loan portfolio, particularly the increases in one- to four-family mortgage loans, commercial construction loans and commercial business loans. There was no change in the loss factors used to calculate the allowance from December 31, 2004 to December 31, 2005. At December 31, 2005, the specific allowance on impaired or collateral-dependent loans was $61,000. The general valuation allowance for identified problem loans was $424,000 and the general valuation allowance on the remainder of the loan portfolio was $1.3 million.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2005			2004			2003
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate—mortgage loans	$974	55.6%	78.3%	$909	62.0%	80.3%	$734	65.8%	84.3%
Real estate—construction loans	204	11.6	5.7	113	7.7	3.7	80	7.2	3.3
Commercial	388	22.1	4.0	285	19.4	4.1	176	15.7	2.8
Consumer	187	10.7	12.0	159	10.9	11.9	126	11.3	9.6

Total allowance for loan losses	$1,753	100.0%	100.0%	$1,466	100.0%	100.0%	$1,116	100.0%	100.0%

	At December 31,
	2002			2001
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in Thousands)
Real estate—mortgage loans	$507	65.4%	85.5%	$308	58.0%	83.4%
Real estate—construction loans	42	5.5	2.6	37	6.9	2.9
Commercial	112	14.4	2.6	70	13.2	3.1
Consumer	114	14.7	9.3	117	21.9	10.6

Total allowance for loan losses	$775	100.0%	100.0%	$532	100.0%	100.0%

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Allowance at beginning of period	$1,466	$1,116	$775	$531	$425

Provision for loan losses	$300	$360	$360	$275	$140
Charge-offs:
Real estate—mortgage loans	—	—	—	—	7
Commercial loans	—	—	8	1	4
Consumer loans	18	16	12	37	26

Total charge-offs	18	16	20	38	37

Recoveries:
Commercial loans	—	1	—	—	—
Consumer loans	5	5	1	7	3

Total recoveries	5	6	1	7	3

Net charge-offs	13	10	19	31	34

Allowance at end of period	$1,753	$1,466	$1,116	$775	$531

Allowance to nonperforming loans	N/M	N/M	275.21%	121.68%	N/M
Allowance to total loans outstanding at the end of the period	0.42%	0.43%	0.37%	0.29%	0.22%
Net charge-offs (recoveries) to average loans outstanding during the period	N/M	N/M	0.01%	0.01%	0.02%

N/M—not measurable as nonperforming loans and charge-offs are not material enough to allow for meaningful calculations.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at December 31, 2005 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income only for Ocean Shore Holding.

	At December 31, 2005 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	(2.42)%	(4.38)%
100 basis point decrease in rates	2.00%	1.77%

Management believes that under the current rate environment, a change of interest rates downward of 200 basis points is a highly remote interest rate scenario. Therefore, management modified the limit and a 100 basis point decrease in interest rates was used. This limit will be re-evaluated periodically and may be modified as appropriate.

The 200 and 100 basis point change in rates in the above table is assumed to occur evenly over the following 12 months. Based on the scenario above, net interest income would be adversely affected (within our internal guidelines) in the 12-month and 24-month period if rates rose by 200 basis points. In addition, if rates declined by 100 basis points net interest income would be positively affected (within our internal guidelines) in both the 12- and 24-month periods.

Net Portfolio Value Analysis. In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at December 31, 2005 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300 bp	56,603	(28,122)	(33)%	10.64%	(419)
200	67,753	(16,973)	(20)%	12.40%	(243)
100	77,355	(7,370)	(9)%	13.82%	(101)
0	84,726	0	0%	14.83%	0
(100)	84,142	(583)	(1)%	14.62%	(21)
(200)	78,234	(6,491)	(8)%	13.61%	(122)
(300)	70,166	(14,559)	(17)%	12.25%	(258)

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

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2005, cash and cash equivalents totaled $13.4 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $21.9 million at December 31, 2005. In addition, at December 31, 2005, we had the ability to borrow a total of approximately $167.5 million from the Federal Home Loan Bank of New York, which included available overnight lines of credit of $101.8 million. On that date, we had no overnight advances outstanding.

At December 31, 2005, we had $51.6 million in commitments outstanding, which included $10.0 million in undisbursed construction loans, $23.5 million in unused home equity lines of credit and $4.9 million in commercial lines of credit. Certificates of deposit due within one year of December 31, 2005 totaled $63.1 million, or 48.4% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2006. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following tables summarize our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at December 31, 2005.

	Amount of Committment Expiration—Per Period
Outstanding Committments	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
	(In thousands)
Commitments to originate loans	$12,912	$12,912	—	—	—
Unused portion of home equity lines of credit	23,487	228	$282	$187	$22,790
Unused portion of commercial lines of credit	4,919	4,244	514	161	—
Unused portion of commercial letters of credit	228	228	—	—	—
Undisbursed portion of contruction loans in process	10,012	9,116	896	—	—

Total	$51,558	$26,728	$1,692	$348	$22,790

The following table presents certain of our contractual obligations as of December 31, 2005.

		Payments due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
	(In thousands)
Short-term debt obligations	$15,590	$15,590	—	—	—
Long-term debt obligations	83,995	2,662	$13,203	$4,634	$63,496
Time deposits	130,460	63,127	43,306	19,049	4,978
Operating lease obligations(1)	698	134	265	255	44

Total	$230,743	$81,513	$56,774	$23,938	$68,518

(1)	Payments are for lease of real property and vehicles.

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

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Investing activities:
Loan originations	$158,863	$127,483	$145,014
Securities purchased	19,088	46,927	125,940

Financing activities:
Increase in deposits	$1,586	$25,054	$43,637
Increase in FHLB advances	17,000	—	—
Decrease in securities sold under agreements to repurchase	(4,380)	(10,650)	(1,920)

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2005, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 12 of the notes to the consolidated financial statements.

For the years ended December 31, 2005 and 2004, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

On November 3, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1, “The Meaning of Other- Than-Temporary

Impairment and Its Application to Certain Investments,” and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The guidance in this FSP amends Statement of Financial Accounting Standards (“SFAS”) Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The FSP is effective for reporting periods beginning after December 15, 2005. The Company has adopted this guidance.

In December 2004, the FASB revised SFAS No. 123, “Share-Based Payment,” to require the recognition of expenses related to share-based payment transactions, including employee stock option grants, based on the fair value of the equity instruments issued. The Company is required to adopt SFAS No. 123(R) in the first quarter of 2006. Effective with the first quarter of 2006, the Company will recognize an expense over the required service period for any stock options granted, modified, cancelled or repurchased after that date and for the portion of pre- January 1, 2006 grants for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards. The Company granted share-based payments on August 10, 2005 under the Equity Plan. When FAS 123(R) is adopted, the Company expects to recognize pre-tax compensation expense of approximately $272,000 in 2006 related to the options issued under the Equity Plan.

In May 2005, the FASB issued SFAS No. 154—“Accounting Changes and Error Corrections”. SFAS No. 154, a replacement of APB Opinion No. 20—Accounting Changes and FASB Statement No. 3—Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. We do not expect SFAS No. 154 to have a material effect on our financial condition or results of operations.

On December 19, 2005, the FASB issued FSP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk”. FSP 94-6-1 addresses whether, under existing guidance, non-traditional loan products represent a concentration of credit risk and what disclosures are required for entities that originate, hold, guarantee, service, or invest in loan products whose terms may give rise to a concentration of credit risk. Non-traditional loan products expose the originator, holder, investor, guarantor, or servicer to higher credit risk than traditional loan products. Typical features of non-traditional loan products may include high loan-to-value ratios and interest or principal repayments that are less than the repayments for fully amortizing loans of an equivalent term. FSP 94-6-1 was effective upon its issuance and it did not have a material impact on the Company’s financial position or disclosures.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect that the guidance will have a material effect on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”—an amendment of FASB Statement No. 140. This statement addresses the recognition and measurement of separately recognized servicing rights. The statement clarifies when a servicing right should be separately recognized, requires servicing rights to be initially measured at fair value, and allows an entity to choose to subsequently measure its servicing rights at fair value. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is still continuing to evaluate the impact of this pronouncement and does not expect that the guidance will have a material effect on the Company’s financial position or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ocean Shore Holding Co. and subsidiaries:

We have audited the accompanying consolidated statements of financial condition of Ocean Shore Holding Co. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ocean Shore Holding Co. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Philadelphia, PA

March 29, 2006

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2005	2004
ASSETS

Cash and amounts due from depository institutions	$13,400,085	$7,895,819
Federal funds sold	—	39,500,000

Cash and cash equivalents	13,400,085	47,395,819
Investment securities held to maturity estimated fair value—2005, $4,293,635; 2004, $8,398,135	4,292,600	8,387,127
Investment securities available for sale amortized cost—2005, $47,368,441; 2004, $54,067,590	47,285,875	54,233,783
Mortgage-backed securities held to maturity estimated fair value—2005, $5,320,700; 2004, $2,161,900	5,435,913	2,156,901
Mortgage-backed securities available for sale amortized cost—2005, $37,710,146; 2004, $51,732,377	37,175,682	52,024,635
Loans receivable—net	412,005,109	340,585,224
Accrued interest receivable:
Loans	1,592,328	1,182,138
Mortgage-backed securities	176,217	219,992
Investment securities	443,789	627,103
Federal Home Loan Bank stock—at cost	2,622,800	3,101,600
Office properties and equipment—net	8,399,552	8,075,696
Prepaid expenses and other assets	3,112,147	2,734,054
Cash surrender value of life insurance	7,339,094	6,992,313
Deferred tax asset	564,683	727,727

TOTAL ASSETS	$543,845,874	$528,444,112

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$34,223,473	$35,318,241
Interest bearing deposits	382,690,429	380,009,838
Advances from Federal Home Loan Bank	27,000,000	10,000,000
Junior subordinated debenture	15,464,000	15,464,000
Securities sold under agreements to repurchase	18,460,000	22,840,000
Advances from borrowers for taxes and insurance	2,200,325	1,995,772
Accrued interest payable	835,122	821,013
Other liabilities	2,404,243	2,200,012

Total liabilities	483,277,592	468,648,876

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 8,762,742 shares issued	87,627	87,627
Additional paid in capital	38,392,348	38,387,523
Common stock acquired by employee benefit plans	(4,798,480)	(3,205,990)
Deferred compensation plans trust	(373,607)	(321,260)
Retained earnings—partially restricted	27,633,345	24,557,370
Accumulated other comprehensive income (loss)	(372,951)	289,966

Total stockholders’ equity	60,568,282	59,795,236

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$543,845,874	$528,444,112

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004		2003
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$21,169,444	$17,600,659		$17,090,545
Taxable interest on mortgage-backed securities	2,163,266	2,351,951		2,929,527
Non-taxable interest on municipal securities	397,285	327,730		372,114
Taxable interest and dividends on investments securities	2,541,896	2,441,729		2,123,518

Total interest and dividend income	26,271,891	22,722,069		22,515,703

INTEREST EXPENSE:
Deposits	8,120,550	6,384,420		6,998,863
Advances from Federal Home Loan Bank, securities sold under agreements to repurchase and other borrowed money	2,896,182	3,013,370		3,015,692

Total interest expense	11,016,732	9,397,790		10,014,555

NET INTEREST INCOME	15,255,159	13,324,279		12,501,148

PROVISION FOR LOAN LOSSES	300,000	360,000		360,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,955,159	12,964,279		12,141,148

OTHER INCOME:
Service charges	1,541,411	1,555,558		1,287,702
Net gain on sale of mortgage loans	—	—		118,013
Other	774,906	833,619		720,198

Total other income	2,316,317	2,389,177		2,125,913

OTHER EXPENSES:
Salaries and employee benefits	7,034,024	6,679,563		5,839,718
Occupancy and equipment	2,500,408	2,246,486		2,074,809
Federal insurance premiums	57,267	59,506		56,048
Advertising	398,611	403,907		384,826
Professional services	809,736	350,100		351,891
Charitable contributions	134,454	2,138,427		134,297
Other operating expenses	1,266,316	1,123,766		1,160,860

Total other expenses	12,200,816	13,001,756		10,002,449

INCOME BEFORE INCOME TAXES	5,070,660	2,351,701		4,264,612

INCOME TAXES:
Current	1,818,016	1,582,917		1,609,958
Deferred	176,669	(537,694)		(59,073)

Total income taxes	1,994,685	1,045,223		1,550,885

NET INCOME	$3,075,975	$1,306,478		$2,713,727

Earnings per share basic:	$0.37	N/M	(1)	N/A
Earnings per share diluted:	$0.36	N/M	(1)	N/A

(1)	N/M—Earnings per share for year ended December 31, 2004 was not meaningful because the Company completed its stock offering on December 21, 2004.

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Common Stock	Additional Paid-In Capital	Retained Earnings Paritally Restricted	Common Stock Acquired by Employee Benefit Plans	Deferred Compensation Plans Trust	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BALANCE—January 1, 2003	—	—	$20,537,166	—	—	$867,253	$21,404,419
Comprehensive income:
Net income	—	—	2,713,727	—	—	—	2,713,727
Other comprehensive loss—
Unrealized holding loss arising during the period (net of tax of $(92,959))	—	—	—	—	—	(143,440)	(143,440)

Comprehensive income							2,570,287

BALANCE—December 31, 2003	—	—	23,250,893	—	—	723,813	23,974,706
Comprehensive income:
Net income			1,306,478				1,306,478
Other comprehensive loss—
Unrealized holding loss arising during the period (net of tax of $(283,130))						(433,847)	(433,847)

Comprehensive income							872,631
Excess of fair value above cost of ESOP shares committed to be released		$48,090					48,090
Purchase of shares for ESOP				$(3,434,990)			(3,434,990)
Unallocated ESOP shares committed to employees				229,000			229,000
Contribution of common stock to charitable foundation		1,663,255					1,663,255
Proceeds from sale of common stock, net	$87,627	36,676,178					36,763,805
Purchase of shares by deferred compensation plans trust					$(321,260)		(321,260)

BALANCE—December 31, 2004	87,627	38,387,523	24,557,370	(3,205,990)	(321,260)	289,966	59,795,236
Comprehensive income:
Net income			3,075,975				3,075,975
Other comprehensive loss—
Unrealized holding loss arising during the period (net of tax of $(412,565))						(662,917)	(662,917)

Comprehensive income							2,413,058
Excess of fair value above cost of ESOP shares committed to be released		22,213					22,213
Excess of fair value below cost of restricted stock shares		(17,388)					(17,388)
Unallocated ESOP shares committed to employees				229,000			229,000
Purchase of restricted stock shares				(1,987,080)			(1,987,080)
Restricted stock shares				165,590			165,590
Purchase of shares by deferred compensation plans trust					(52,347)		(52,347)

BALANCE—December 31, 2005	$87,627	$38,392,348	$27,633,345	$(4,798,480)	$(373,607)	$(372,951)	$60,568,282

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$3,075,975	$1,306,478	$2,713,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,307,143	1,494,926	1,616,769
Provision for loan losses	300,000	360,000	360,000
Contribution of common stock to charitable foundation	—	1,663,255	—
Deferred income taxes	176,669	(537,694)	(59,073)
ESOP and restricted stock plans	394,590	—	—
Net gain on sale of mortgage loans	—	—	(118,013)
Loss on disposal of office properties and equipment	133	1,754	388
Excess fair value above cost of employee benefit shares	4,825	48,090	—
Cash surrender value of life insurance	(261,681)	(305,764)	(231,353)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(183,101)	2,543	23,196
Prepaid expenses and other assets	20,847	135,340	111,843
Accrued interest payable	14,109	(4,111)	(2,635)
Other liabilities	204,231	266,186	(84,858)

Net cash provided by operating activities	5,053,740	4,431,003	4,329,991

INVESTING ACTIVITIES:
Principal collected on mortgage-backed securities available for sale	13,882,718	19,378,089	35,738,730
Principal collected on mortgage-backed securities held to maturity	704,230	283,188	732,833
Loans originated, net of repayments	(71,927,672)	(38,897,161)	(36,775,409)
Purchases of:
Loans receivable	—	(464,000)	—
Mortgage-backed securities held to maturity	(3,993,750)	(1,705,483)	—
Mortgage-backed securities available for sale	—	(10,522,976)	(39,259,713)
Investment securities held to maturity	(9,585,200)	(8,716,860)	(3,824,154)
Investment securities available for sale	(5,509,375)	(25,982,131)	(82,855,872)
Federal Home Loan Bank stock	(2,373,000)	(286,300)	(288,200)
Office properties and equipment	(1,090,327)	(1,248,919)	(1,441,048)
Life insurance contracts	(85,100)	(318,900)	(810,977)
Proceeds from sales of:
Loans receivable	—	—	5,068,304
Office properties and equipment	—	—	16,688
Federal Home Loan Bank stock	2,851,800	—	—
Proceeds from maturities of :
Investment securities held to maturity	13,674,450	3,380,010	3,520,500
Investment securities available for sale	12,030,803	33,459,974	65,281,355

Net cash used in investing activities	(51,420,423)	(31,641,469)	(54,896,963)

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Years Ended December 31,
	2005	2004	2003
FINANCING ACTIVITIES:
Increase in deposits	$1,585,823	$25,054,362	$43,636,873
Decrease in securities sold under agreements to repurchase	(4,380,000)	(10,650,000)	(1,920,000)
Advances from Federal Home Loan Bank	17,000,000	—	25,000,000
Repayment of advances from Federal Home Loan Bank	—	—	(25,000,000)
Repayment of other borrowings	—	(2,013,737)	(694,073)
Purchase of ESOP shares	—	(3,205,990)	—
Purchase of shares by deferred compensation plans trust	(52,347)	(321,260)	—
Purchase of shares for restricted stock plan	(1,987,080)	—	—
Proceeds from issuance of common stock	—	36,763,805	—
Increase in advances from borrowers for taxes and insurance	204,553	220,246	215,541

Net cash provided by financing activities	12,370,949	45,847,426	41,238,341

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,995,734)	18,636,960	(9,328,631)
CASH AND CASH EQUIVALENTS—Beginning of period	47,395,819	28,758,859	38,087,490

CASH AND CASH EQUIVALENTS—End of period	$13,400,085	$47,395,819	$28,758,859

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$11,002,623	$9,401,901	$11,801,434

Income taxes	$1,701,720	$1,818,175	$1,726,000

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1. NATURE OF OPERATIONS AND THE REORGANIZATION

Ocean Shore Holding Co. (“Company”) is the federally chartered holding company for Ocean City Home Bank (“Bank”), a federally charted savings bank. The Company is a unitary savings and loan holding company and conducts its operations primarily through the Bank.

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

The Bank’s market area consists of Atlantic and Cape May counties, New Jersey. Through a seven-branch network, the Bank operates as a retail banking concern in the communities of Ocean City and Marmora within Cape May County, and Linwood, Absecon, Ventnor and Egg Harbor Township within Atlantic County. The Bank is engaged in the business of attracting time and demand deposits from the general public, small businesses and municipalities, and investing such deposits primarily in residential mortgage loans, consumer loans and small commercial loans.

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements of the Company include the accounts of the Bank and the Bank’s wholly owned subsidiary, Seashore Financial LLC, and are presented in conformity with accounting principles generally accepted in the United States of America. Intercompany accounts and transactions have been eliminated in consolidation.

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

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

b. Available for Sale—Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale. These securities are carried at estimated fair value, which is based on market value. Market value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and are reported net of tax in other comprehensive income. Upon the sale of securities, any unamortized premium or unaccreted discount is considered in the determination of gain or loss from the sale. Realized gains and losses on the sale of securities are recognized utilizing the specific identification method. There were no sales of available for sale securities in 2005, 2004 or 2003.

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

Allowance for Loan Losses—An allowance for loan losses is maintained at a level to provide for losses and impairment based upon an evaluation of known and inherent risks in the loan portfolio. Management believes that, to the best of its knowledge, all known and inherent losses in the loan portfolio have been recorded. Management’s evaluation is based upon evaluation of the portfolio, past loss experience, current economic conditions and other relevant factors. Loan impairment is evaluated based on the fair value of the collateral. Any reserves required based on this evaluation are included in the allowance for loan losses. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.

The allowance for loan losses consists of three elements: (1) specific allowances for impaired or collateral dependant loans; (2) a general valuation allowance on certain identified problem loans; and (3) a general

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

Loans Held for Sale and Loans Sold—The Bank originates mortgage loans held for investment and for sale. At origination, the mortgage loan is identified as either held for sale or for investment. Mortgage loans held for sale are carried at the lower of cost or forward committed contracts (which approximates market), determined on a net aggregate basis. The Bank had no loans classified as held for sale at December 31, 2005 and 2004.

Income Taxes—Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Interest Rate Risk—The Bank is engaged principally in providing first mortgage loans to borrowers. At December 31, 2005, approximately two-thirds of the Bank’s assets consisted of assets that earned interest at fixed interest rates. Those assets were funded with long-term fixed rate liabilities and with short-term liabilities that have interest rates that vary with market rates over time. The shorter duration of the interest-sensitive liabilities indicates that the Bank is exposed to interest rate risk because, in a rising rate environment, liabilities will be repricing faster at higher interest rates, thereby reducing the market value of long-term assets and net interest income.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

Stock Based Compensation—In August 2005, the shareholders of the Company approved the adoption of the 2005 Equity Based Incentive Plan (the “Equity Plan”). The Equity Plan provides for the grant of shares of common stock of the Company to certain officers, directors and employees of the Company. In order to fund the grant of shares under the Equity Plan, the Company established the Equity Plan Trust (the “Trust”) which purchased 171,300 shares of the Company’s common stock in the open market for approximately $2.0 million, an average price of $11.70 per share. The Company made sufficient contributions to the Trust to fund these purchases. No additional purchases are expected to be made by the Trust under this plan. Pursuant to the terms of the plan, all 171,300 shares acquired by the Trust were granted to certain officers and directors of the Company in August 2005. The Equity Plan shares will generally vest at the rate of 20% per year over five years. As of December 31, 2005, no shares have been fully vested, exercised or forfeited.

Compensation expense related to the shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the Company’s stock at the date of grant. During the year ended December 31, 2005, approximately 14,275 shares were earned by participants of the Equity Plan, based on the proportional vesting of the awarded shares. During the year ended December 31, 2005, approximately $166,000 was recognized as compensation expense of the Equity Plan.

The Equity Plan also authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years. A total of 429,374 shares of common stock have been approved for future issuance pursuant to the Equity Plan of which 396,000 were awarded on August 10, 2005.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Concurrent with the issuance of such options under the Equity Plan, the Company adopted Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options and, accordingly, no compensation expense has been recognized in the financial statements related to the grant of such options. Had the Company determined compensation expense based on the fair value at the grant date for its stock options in accordance with the fair value method in Statement of Financial Accounting Standards (“SFAS”) No.123, “Accounting for Stock-Based Compensation” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2005	2004
Net income, as reported	$3,075,975	$1,306,478
Add: Total share-based compensation expense already included in reported in net income, net of tax	99,453	N/A
Less: Total share-based employee employee compensation compensation expense determined under fair value method for all awards, net of tax	196,565	N/A

Pro forma net income	$2,978,863	$1,306,478

Earnings per share:
Basic as reported	$0.37	N/A
Basic pro forma	$0.35	N/A
Diluted as reported	$0.36	N/A
Diluted pro forma	$0.35	N/A

Basic shares outstanding	8,405,677	N/A
Diluted shares outstanding	8,453,593	N/A

Employee Stock Ownership Plan—The Company accounts for its Employee Stock Ownership Plan in accordance with Statement of Position (“SOP”) 93-6, “Employer’s Accounting for Employee Stock Ownership Plans,” issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (“AICPA”).

New Accounting Pronouncements—On November 3, 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The guidance in this FSP amends SFAS Statement No. 115,” Accounting for Certain Investments in Debt and Equity Securities.” The FSP is effective for reporting periods beginning after December 15, 2005. The Company has adopted this guidance.

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

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

In May 2005, the FASB issued SFAS No. 154—“Accounting Changes and Error Corrections”. SFAS No. 154, a replacement of APB Opinion No. 20—Accounting Changes and FASB Statement No. 3—Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Early application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005. We are currently evaluating the requirements of SFAS No. 154 and do not expect it to have a material effect on our financial condition or results of operations.

On December 19, 2005, the FASB issued FSP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk”. FSP 94-6-1 addresses whether, under existing guidance, non-traditional loan products represent a concentration of credit risk and what disclosures are required for entities that originate, hold, guarantee, service, or invest in loan products whose terms may give rise to a concentration of credit risk. Non-traditional loan products expose the originator, holder, investor, guarantor, or servicer to higher credit risk than traditional loan products. Typical features of non-traditional loan products may include high loan-to-value ratios and interest or principal repayments that are less than the repayments for fully amortizing loans of an equivalent term. FSP 94-6-1 was effective upon its issuance and it did not have a material impact on the Company’s financial position or disclosures.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect that the guidance will have a material effect on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”—an amendment of FASB Statement No. 140. This statement addresses the recognition and measurement of separately recognized servicing rights. The statement clarifies when a servicing right should be separately recognized, requires servicing rights to be initially measured at fair value, and allows an entity to choose to subsequently measure its servicing rights at fair value. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is still continuing to evaluate the impact of this pronouncement and does not expect that the guidance will have a material effect on the Company’s financial position or results of operations.

Statement of Cash Flows—For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Disclosures About Segments of an Enterprise and Related Information—SFAS No. 131, Disclosures About Segments of An Enterprise and Related Information, establishes standards for the way business enterprises

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

report information about operating segments and establishes standards for related disclosures about products and services, geographic areas, and major customers. The statement requires that a business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company has one operating segment, “Community Banking.”

Reclassifications—Certain reclassifications have been made to the 2003 and 2004 financial statements to conform to the 2005 consolidated presentation.

3. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	December 31, 2005
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
Debt securities—Municipal	$4,292,600	$1,035	$—	$4,293,635

Available for Sale
Debt securities:
U.S. Government and Federal Agencies	$22,433,195	$5,230	$303,427	$22,134,998
Municipal	4,949,764	79,699	—	5,029,463
Corporate	11,973,310	274,114	93,018	12,154,406
Mutual funds	8,012,172	186,931	232,095	7,967,008

	$47,368,441	$545,974	$628,540	$47,285,875

	December 31, 2004
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
Debt securities—Municipal	$8,387,127	$13,575	$2,567	$8,398,135

Available for Sale
Debt securities:
U.S. Government and Federal Agencies	$20,516,995	$16,955	$174,214	$20,359,736
Municipal	4,947,840	122,004	—	5,069,844
Corporate	20,573,986	294,900	163,346	20,705,540
Mutual funds	8,028,769	206,230	136,336	8,098,663

	$54,067,590	$640,089	$473,896	$54,233,783

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004:

	December 31, 2005
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities—
U.S. Government and Federal Agencies	$3,531,734	$42,653	$17,982,383	$260,774	$21,514,117	$303,427
Corporate	1,490,405	20,648	1,537,204	72,370	3,027,609	93,018
Mutual funds	—	—	7,777,482	232,095	7,777,482	232,095

	$5,022,139	$63,301	$27,297,069	$565,239	$32,319,208	$628,540

	December 31, 2004
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities—Municipal	$1,127,709	$2,567	—	—	$1,127,709	$2,567
U.S. Government and Federal Agencies	19,063,571	174,214	—	—	19,063,571	174,214
Corporate	9,133,328	126,344	$2,102,622	$37,002	11,235,950	163,346
Mutual funds	—	—	7,889,837	136,336	7,889,837	136,336

	$29,324,608	$303,125	$9,992,459	$173,338	$39,317,067	$476,463

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

At December 31, 2005, twelve debt securities had aggregate depreciation of 1.68% from the Company’s amortized cost basis for 12 months or longer. The unrealized loss relates principally to the decline in market interest rates. As the Company has the ability and intent to hold these debt securities until maturity, or for the foreseeable future, no decline is deemed to be other than temporary.

At December 31, 2005, two mutual fund holdings had aggregate depreciation of 2.90% from the Company’s amortized cost basis for 12 months or longer. These unrealized losses relate principally to changes in interest rates as the mutual fund holdings are debt securities. Although these mutual funds had unrealized losses, no credit issues have been identified that cause management to believe that declines in market value are other that temporary.

At December 31, 2004, one debt security has aggregate depreciation of 1.73% from the Company’s amortized cost basis for 12 months or longer. The unrealized loss related principally to the decline in market

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

interest rates. As the Company had the ability and intent to hold this debt security until maturity, or for the foreseeable future, no decline was deemed to be other than temporary.

At December 31, 2004, two mutual fund holdings had aggregate depreciation of 1.70% from the Company’s amortized cost basis for 12 months or longer. These unrealized losses related principally to changes in interest rates as the mutual fund holdings are debt securities. Although these mutual funds had unrealized losses, no credit issues were identified that caused management to believe that declines in market value were other than temporary.

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2005
	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within 1 year	$4,292,600	$4,293,635	$20,852,731	$20,578,757
Due after 1 year through 5 years	—	—	2,190,039	2,153,175
Due after 5 years through 10 years	—	—	2,000,000	1,943,680
Due after 10 years	—	—	14,313,499	14,643,255

Total	$4,292,600	$4,293,635	$39,356,269	$39,318,867

Included in available for sale securities at December 31, 2005, are callable securities issued by the FHLB, Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”) with a par amount of $9,000,000.

4. MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:

	December 31, 2005
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity

GNMA pass-through certificates	$153,602	$5,225	$—	$158,827
FHLMC pass-through certificates	4,013	347	—	4,360
FNMA pass-through certificates	5,278,298	2,050	122,835	5,157,513

	$5,435,913	$7,622	$122,835	$5,320,700

Available for Sale

FHLMC pass-through certificates	$11,789,191	$17,544	$275,214	$11,531,521
GNMA pass-through certificates	4,602,712	72,341	19,678	4,655,375
FNMA pass-through certificates	21,288,309	55,204	384,493	20,959,020
Small Business Administration certificates	29,934	—	168	29,766

	$37,710,146	$145,089	$679,553	$37,175,682

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2005:

	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
FNMA pass-through certificates—held-to-maturity	$3,651,184	$77,532	$1,339,509	$45,303	$4,990,693	$122,835
SBA pass-through certificates	—	—	29,766	168	29,766	168
FHLMC pass-through certificates	4,763,766	99,930	5,718,543	175,284	10,482,309	275,214
GNMA pass-through certificates	206,343	195	1,111,778	19,483	1,318,121	19,678
FNMA pass-through certificates	8,492,438	169,824	9,938,447	214,669	18,430,885	384,493

	$17,113,731	$347,481	$18,138,043	$454,907	$35,251,774	$802,388

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

At December 31, 2005, seventeen mortgage-backed securities had aggregate depreciation of 2.45% from the Company’s amortized cost basis for 12 months or longer. The unrealized losses related principally to the decline in market interest rates. As the Company has the ability and intent to hold these mortgage-backed securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

At December 31, 2004, three mortgage-backed securities have aggregate depreciation of 1.17% from the Company’s amortized cost basis for 12 months or longer. The unrealized losses related principally to the decline in market interest rates. As the Company had the ability and intent to hold these mortgage-backed securities until maturity, or for the foreseeable future, no declines were deemed to be other than temporary.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

5. LOANS RECEIVABLE—NET

Loans receivable consist of the following:

	December 31,
	2005	2004
Real estate—mortgage:
One-to-four family residential	$294,295,873	$247,610,013
Commercial and multi-family	28,725,017	26,482,515

Total real estate mortgage	323,020,890	274,092,528

Real estate—construction:
Residential	12,230,271	5,034,900
Commercial	11,018,586	7,719,097

Total real estate—construction	23,248,857	12,753,997

Commercial	16,582,359	14,110,846

Consumer
Home equity	48,536,606	39,264,550
Other consumer loans	1,135,459	1,244,022

Total consumer loans	49,672,065	40,508,572

Total loans	412,524,170	341,465,943
Net deferred loan cost	1,233,606	585,576
Allowance for loan losses	(1,752,667)	(1,466,295)

Net total loans	$412,005,109	$340,585,224

The Bank grants loans to customers primarily in its local market area. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market. The intent of management is to hold loans originated and purchased to maturity.

The Bank is servicing loans for the benefit of others totaling approximately $8,800,000 and $12,259,000 at December 31, 2005 and 2004, respectively. Servicing loans for others generally consists of collecting mortgage payments, disbursing payments to investors and occasionally processing foreclosures. Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

The Bank originates and purchases both fixed and adjustable interest rate loans. At December 31, 2005 and 2004, the composition of these loans, net, was approximately $292,700,000 and $236,647,000, respectively, of fixed rate loans and $119,305,000 and $103,938,000, respectively, of adjustable rate loans.

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2005	2004	2003
Balance, beginning of year	$1,466,295	$1,116,156	$774,716
Provision for loan loss	300,000	360,000	360,000
Charge-offs	(17,727)	(15,801)	(19,897)
Recoveries	4,099	5,940	1,337

Balance, end of year	$1,752,667	$1,466,295	$1,116,156

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The provision for loan losses charged to expense is based upon past loan loss experiences and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. As of December 31, 2005, 2004 and 2003, the impaired loan balance was measured for impairment based on the fair value of the loans’ collateral. Loans collectively evaluated for impairment include residential real estate loans, consumer loans, and smaller balance commercial and commercial real estate loans. During the years ended December 31, 2005, 2004 and 2003, the Bank had no loans considered to be impaired other than those collectively evaluated for impairment.

Nonperforming loans at December 31, 2005 and 2004, consisted of nonaccrual loans that amounted to approximately $98,000 and $4,456 respectively. The reserve for delinquent interest on loans totaled $2,266 and $232 at December 31, 2005 and 2004, respectively.

Certain directors and officers of the Company have loans with the Bank. Repayments and other includes loans for which there was a change in employee status which resulted in a change in loan classification. Total loan activity for directors and officers was as follows:

	Years Ended December 31,
	2005	2004	2003
Balance, beginning of year	$6,927,270	$4,235,767	$3,196,859
Additions	925,000	3,462,508	2,229,750
Repayments and other	(2,008,925)	(771,005)	(1,190,842)

Balance, end of year	$5,843,345	$6,927,270	$4,235,767

6. OFFICE PROPERTIES AND EQUIPMENT—NET

Office properties and equipment are summarized by major classification as follows:

	December 31,
	2005	2004
Land	$1,693,942	$1,693,942
Buildings and improvements	7,753,069	7,591,342
Furniture and equipment	5,080,699	4,410,124

Total	14,527,710	13,695,408
Accumulated depreciation	(6,128,158)	(5,619,712)

Net	$8,399,552	$8,075,696

For the years ended December 31, 2005, 2004 and 2003, depreciation expense amounted to $766,337, $721,905, and $661,976 respectively.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

7. DEPOSITS

Deposits consist of the following major classifications:

	December 31,
	2005		2004
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
NOW and other demand deposit accounts	$207,015,598	1.56%	$204,817,923	1.08%
Passbook savings and club accounts	79,437,866	1.16%	94,915,239	1.14%

Subtotal	286,453,464		299,733,162

Certificates with original maturities:
Within one year	46,783,779	3.32%	34,989,278	1.84%
One to three years	41,164,569	3.41%	39,920,944	2.73%
Three years and beyond	42,512,090	4.81%	40,684,695	4.80%

Total certificates	130,460,438		115,594,917

Total	$416,913,902		$415,328,079

The aggregate amount of certificate accounts in denominations of $100,000 or more at December 31, 2005 and 2004 amounted to $42,241,555 and $32,603,182, respectively. Deposit amounts in excess of $100,000 are generally not federally insured.

Municipal demand deposit accounts in denominations of $100,000 or more at December 31, 2005 and 2004 amounted to $60,129,245 and $61,146,314, respectively.

8. ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK

Advances from the FHLB of New York are as follows:

	Interest Rate	December 31,
Due		2005	2004
March 22, 2006	4.060%	$12,000,000	$5,000,000
December 21, 2015	4.540%	5,000,000	—
December 17, 2012	3.440%	5,000,000	—
February 20, 2008	2.380%	3,000,000	3,000,000
February 20, 2013	3.160%	2,000,000	2,000,000

		$27,000,000	$10,000,000

The advances are collateralized by FHLB stock and substantially all first mortgage loans. The carrying value of assets pledged to the FHLB of New York was $194,711,587 and $180,658,004 at December 31, 2005 and 2004, respectively.

Unused lines of credit and borrowing capacity available for short-term borrowings from the FHLB of New York at December 31, 2005 and 2004 were $167,513,723 and $171,518,447, respectively.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The Company also has lines of credit and advance commitments with the FHLB of New York totaling approximately $50,889,800. These variable rate commitments expire July 31, 2006.

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities underlying the reverse repurchase agreements were delivered to the broker-dealers who arranged the transactions and have agreed to resell to the Bank the same securities at the maturities of the agreements.

Information concerning funds purchased under repurchase agreements is summarized as follows:

	December 31,
	2005	2004
Weighted average balance during the period	$24,385,288	$33,289,303
Weighted average interest rate during the period	4.87%	3.72%
Maximum month-end balance during the period	$25,970,000	$34,590,000
Mortgage-backed securities and securities of Federal agencies collateralizing the agreements at period-end:
Carrying value	$20,957,485	$24,622,697
Estimated fair value	20,881,869	24,626,408

Maturities of the agreements outstanding at December 31, 2005 are as follows:

Par Value
2006	$3,460,000
2007	—
Thereafter	15,000,000

Total	$18,460,000

10. INCOME TAXES

The income tax provision consists of the following:

	Years Ended December 31,
	2005	2004	2003
Income taxes:
Current:
Federal	$1,336,540	$1,077,959	$1,158,531
State	481,476	504,958	451,427

Total current tax provision	1,818,016	1,582,917	1,609,958

Deferred:
Federal	60,239	(457,726)	(50,289)
State	116,430	(79,968)	(8,784)

Total deferred tax provision (benefit)	176,669	(537,694)	(59,073)

Total income tax provision	$1,994,685	$1,045,223	$1,550,885

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The Company’s provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate to income before income before taxes as follows:

	Years Ended December 31,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at federal rate	$1,724,024	34.0%	$799,578	34.0%	$1,449,968	34.0%
Increase (decrease) resulting from:
State income tax provision, net of federal tax benefit	394,618	7.8	280,493	11.9	292,144	6.9
Tax exempt investments	(120,568)	(2.4)	(99,171)	(4.2)	(114,096)	(2.7)
Other	(3,389)	(0.1)	64,323	2.7	(77,131)	(1.8)

Total	$1,994,685	39.3%	$1,045,223	44.4%	$1,550,885	36.4%

The effective tax rate for 2005 was 39.3% compared to 44.4% for 2004. The increase in rate in 2004 was primarily due to variations in state taxes related to the contribution to the Ocean City Home Charitable Foundation.

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Unrealized loss on available for sale securities	$244,079	—
Charitable contributions	491,731	$708,553
Allowance for loan losses	700,015	585,640
Nonperforming loans	905	92
Deferred compensation	140,352	118,687
IRC Section 475 mark-to-market	—	84,808
Employee benefits	437,099	330,413
Other	28,747	—

Total deferred tax assets	2,042,928	1,828,193

Deferred tax liabilities:
Unrealized gain on available for sale securities	—	(168,486)
Deferred loan fees	(492,702)	(233,879)
Property	(95,510)	(56,694)
Servicing	(28,037)	(23,752)
Officers life insurance	(631,444)	(575,843)
IRC Section 475 mark-to-market	(230,552)	—
Other	—	(41,812)

Total deferred tax liabilities	(1,478,245)	(1,100,466)

Net	$564,683	$727,727

The Bank uses the specific charge-off method for computing reserves for bad debts. The bad debt deduction allowable under this method is available to large banks with assets over $500 million. Generally, this method allows the Bank to deduct an annual addition to the reserve for bad debts equal to its net charge-offs. Retained earnings at December 31, 2005 and 2004 include approximately $2,400,000 representing bad debt deductions for

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

which no deferred income tax has been provided. This amount represents the Bank’s bad debt reserve as of the base year and is not subject to recapture as long as the Bank continues to carry on the business of banking.

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

12. COMMITMENTS AND CONTINGENCIES

Loan Commitments—As of December 31, 2005, the Company had approximately $22,924,000 in outstanding commitments to originate fixed and variable rate loans with market interest rates ranging from 5.00% to 10.25%, and approximately $28,406,000 in unused lines of credit with interest rates ranging from 6.75% to 16.00% on funds disbursed. Commitments are issued in accordance with the same policies and underwriting procedures as settled loans.

Lease Commitment—The Company leases certain property and equipment under noncancellable operating leases. Scheduled minimum lease payments are as follows:

Year Ending December 31
2006	$134,110
2007	130,007
2008	135,153
2009	140,515
2010	114,841
Thereafter	43,437

Total	$698,063

Rent expense for all operating leases was approximately $101,225, $60,742 and $60,742 for the years ended December 31, 2005, 2004 and 2003, respectively.

Cash Reserve Requirement—The Bank is required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder. Such reserves totaled approximately $7,484,000 at December 31, 2005 and $7,966,000 at December 31, 2004.

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

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Employment Contracts—The Bank has entered into employment contracts with several officers of the Bank whereby such officers would be entitled to a cash payment equal to 2 or 3 years annual compensation, depending on the officer, in the event of a change of control or other specified reasons.

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

The calculated basic and diluted earnings per share (“EPS”) are as follows:

Year Ended December 31, 2005
Numerator—Net Income	$3,075,975
Denominators:
Basic shares outstanding	8,405,677
Increase in shares due to restricted options	47,916

Diluted shares outstanding	8,453,593

Earnings per share:
Basic	$0.37
Diluted	$0.36

At December 31, 2005 there were 388,500 outstanding options that were anti-dilutive.

14. REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes that, as of December 31, 2005, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum tangible, core and risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		Required For Capital Adequacy Purposes		Required To Be Considered Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Tangible capital	$54,659,411	10.47%	$7,828,740	1.50%	N/A	N/A
Core capital	54,659,411	10.47	20,876,640	4.00	$31,314,960	6.00%
Tier 1 risk-based capital	54,659,411	18.34	N/A	N/A	17,884,622	6.00
Total risk-based capital	56,404,972	18.92	23,846,162	8.00	29,807,703	10.00

As of December 31, 2004:
Tangible capital	$54,212,148	10.67%	$7,619,955	1.50%	N/A	N/A
Core capital	54,212,148	10.67	20,319,880	4.00	$30,476,820	6.00%
Tier 1 risk-based capital	54,212,148	19.85	N/A	N/A	16,384,020	6.00
Total risk-based capital	55,709,895	20.40	21,845,360	8.00	27,306,700	10.00

Capital at December 31, 2005 and 2004 for the Bank represents only the capital maintained at the Bank level, which is less than the capital of the Company.

Federal banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total dividends that may be paid at any date is generally limited to the earnings of the Bank for the year to date plus retained earnings for the prior two years, net of any prior capital distributions. In addition, dividends paid by the Bank to the Company would be prohibited if the distribution would cause the Bank’s capital to be reduced below the applicable minimum capital requirements. For the years ended December 31, 2005 and 2004, the Bank paid $800,000 each year in dividends to the Company.

15. BENEFIT PLANS

401(k) Plan

The Company maintains an approved 401(k) Plan. All employees age 18 and over are eligible to participate in the plan at the beginning of the quarter after hire date. The employees may contribute up to 100% of their compensation to the plan with the Company matching one-half of the first eight percent contributed. Full vesting in the plan is prorated equally over a five-year period from the date of employment. The contributions to the 401(k) Plan for the years ended December 31, 2005, 2004 and 2003 were $143,132, $134,186 and $127,462, respectively and were included in salaries and benefits expense.

Deferred Compensation Plans

The Bank maintains a deferred compensation plan whereby certain officers will be provided supplemental retirement benefits for a period of fifteen years following normal retirement. The benefits under the plan are fully vested for all officers. The Company makes annual contributions, based upon an accrued liability schedule, to a trust for each respective officer organized by the Company to administer the plan so that the amounts required will be provided at the normal retirement dates and thereafter. Assuming normal retirement, the benefits under the plan will be paid in varying amounts between 2013 and 2031. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of employment, or death. The contributions to the plan for the years ended December 31, 2005, 2004 and 2003 were $260,329, $206,095 and $185,000, respectively and were included in salaries and benefits expense.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The Bank maintains a directors’ deferred compensation plan whereby directors may defer into a retirement account a portion of their monthly director fees for a specified period to provide a specified amount of income for a period of five to ten years following normal retirement. The Company also accrues the interest cost on the deferred fee obligation so that the amounts required will be provided at the normal retirement dates and thereafter. Assuming normal retirement, the benefits under the plan will be paid in varying amounts between 2006 and 2029. Payments of $26,516 were made from the plan in 2005. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of service, or death. At December 31, 2005 and 2004, the accrued deferred compensation liability amounted to approximately $355,536 and $273,129, respectively, and is included as a component of “Other Liabilities” in the statement of financial condition. The contributions to the plan for the years ended December 31, 2005, 2004 and 2003 were $135,250, $86,800 and $63,000, respectively, and were included in salaries and benefits expense.

In 2002, the Bank established an Executive Incentive Retirement Plan whereby certain officers defer a portion of their annual incentive pay into a retirement account. Salary Continuation Agreements have been entered into for this plan to allow for payments to be made upon retirement of the officers. This plan was terminated in 2005. The contributions to the plan for the years ended December 31, 2005, 2004 and 2003 were $0, $73,850 and $64,480, respectively. At December 31, 2005 and 2004, the accrued liability relating to this plan amounted to $0 and $56,516, respectively.

The Bank is the owner and primary beneficiary of insurance policies on the lives of participating officers and directors. Such policies were purchased to informally fund the benefit obligations and to allow the Company to honor its contractual obligations in the event of pre-retirement death of a covered officer or director. Certain of the insurance policies owned by the Bank are policies under which the employee’s designated beneficiary is entitled to part of the policy benefits upon the death of the employee. The aggregate cash surrender value of all policies owned by the Company amounted to approximately $7,339,000 and $6,992,000 at December 31, 2005 and 2004, respectively.

During 2004, a Deferred Compensation Stock Plan was established creating a rabbi trust to fund benefit plans for certain officers and directors to acquire shares through deferred compensation plans. During 2005, approximately 4,741 shares were purchased for $52,000, at various market prices. In the Company’s initial public offering, approximately 30,900 shares of the Company’s common stock was purchased for approximately $321,000 by this trust.

Employee Stock Ownership Plan

In December 2004, the Company established an Employee Stock Ownership Plan (“ESOP”) covering all eligible employees as defined by the ESOP. The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit based primarily on the value of the Company’s common stock.

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

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

All shares that have not been released for allocation to participants are held in a suspense account by the ESOP for future allocation as the loan is repaid. Unallocated common stock purchased by the ESOP is recorded as a reduction of stockholders’ equity at cost. During the years ended December 31, 2005 and 2004, the Company recorded an expense related to this plan of approximately $251,000 and $277,000, respectively.

Stock Option Plan

A summary of the status of the Company’s stock options under the Equity Plan as of December 31, 2005 and changes during the year ended December 31, 2005 are presented below:

	Year Ended December 31, 2005
	Number of shares	Weighted average exercise price
Outstanding at the beginning of the year	—	—
Granted	396,000	$11.60
Exercised	—	—
Forfeited	(7,500)	11.60

Outstanding at the end of the year	388,500	11.60

Exercisable at the end of the year	—	$—

The following table summarizes all stock options outstanding under the Equity Plan as of December 31, 2005:

	Options Outstanding
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
			(in years)
$ 11.60	388,500	$11.60	9.6

Total	388,500	$11.60	9.6

The estimated fair value of options granted during 2005 was $2.31 per share. The fair value was estimated on the date of grant using the Black-Scholes Single Option Pricing Model with the following weighted average assumptions used:

Year Ended December 31, 2005
Dividend yield	0.00%
Expected volatility	21.54%
Risk-free interest rate	4.07%
Expected life of options	5.0

The Company has not declared any dividends therefore the yield is zero. The risk-free interest rate used was based on the rates of treasury securities with maturities equal to the expected lives of the options.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	December 31,
	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$13,400,085	$13,400,085	$47,649,279	$47,649,279
Investment securities:
Held to maturity	4,292,600	4,293,635	8,387,127	8,398,135
Available for sale	47,285,875	47,285,875	54,233,783	54,233,783
Mortgage-backed securities:
Held to maturity	5,435,913	5,320,700	2,156,901	2,161,900
Available for sale	37,175,682	37,175,682	52,024,635	52,024,635
Loans receivable, net	412,005,109	407,394,000	340,585,224	342,979,000
Federal Home Loan Bank stock	2,622,800	2,622,800	3,101,600	3,101,600

Liabilities:
NOW and other demand deposit accounts	207,015,598	207,015,598	204,817,923	204,817,923
Passbook savings and club accounts	79,437,866	79,437,866	94,915,239	94,915,239
Certificates	130,460,438	126,580,684	115,594,917	115,044,542
Advances from Federal Home Loan Bank	27,000,000	26,816,486	10,000,000	9,971,938
Securities sold under agreements to repurchase	18,460,000	18,677,195	22,840,000	23,854,800
Junior subordinated debenture	15,464,000	16,322,252	15,464,000	14,381,520

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

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2005 and 2004. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2005 and 2004, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

17. RELATED PARTY TRANSACTION

Ocean City Home Charitable Foundation was established as part of the plan of stock issuance. In December of 2004, the Company donated $2.0 million in cash and stock to Ocean City Home Charitable Foundation as part of the initial public offering.

18. PARENT ONLY FINANCIAL INFORMATION

The following are the condensed financial statements for Ocean Shore Holding Co. (Parent company only):

	December 31,
	2005	2004
STATEMENTS OF FINANCIAL CONDITION
Assets:
Cash and cash equivalents	$8,458	$414,037
Investment securities	19,610,896	18,156,096
Investment in subsidiary	55,262,585	54,855,887
Other assets	5,272,049	5,541,212

Total assets	$80,153,988	$78,967,232

Liabilities:
Securities sold under agreements to repurchase	$3,460,000	$2,840,000
Junior subordinated debenture	15,464,000	15,464,000
Other liabilities	661,706	867,996

Total liabilities	19,585,706	19,171,996

Stockholders’ equity	60,568,282	59,795,236

Total liabilities and stockholders’ equity	$80,153,988	$78,967,232

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Years Ended December 31,
	2005	2004	2003
STATEMENTS OF INCOME
Interest income	$1,334,343	$1,095,612	$1,223,403
Interest expense	1,499,786	1,645,344	1,683,826

Net interest loss	(165,443)	(549,732)	(460,423)
Other expenses	199,075	1,755,774	90,419

Loss before income tax benefit and equity in undistributed earnings in subsidiary	(364,518)	(2,305,506)	(550,842)
Income tax benefit	(119,561)	(783,276)	(186,939)

Loss before equity in undistributed earnings in subsidiary	(244,957)	(1,522,230)	(363,903)
Equity in undistributed earnings of subsidiary	3,320,932	2,828,708	3,077,630

Net income	$3,075,975	$1,306,478	$2,713,727

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Years Ended December 31,
	2005	2004	2003
STATEMENTS OF CASH FLOWS

OPERATING ACTIVITIES:
Net income	$3,075,975	$1,306,478	$2,713,727
Equity in undistributed earnings in subsidiary	(3,320,932)	(2,828,708)	(3,077,630)
Stock contribution to charitable foundation	—	1,663,255	—
Net amortization of investment premiums/discounts	49,360	62,816	87,985
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(6,299)	11,127	44,736
Prepaid expenses and other assets	216,176	(494,887)	53,478
Accrued interest payable	965	(2,015)	(4,585)
Other liabilities	41,169	—	—
Intercompany payables	(248,422)	248,422	—

Net cash used in operating activities	(192,008)	(33,512)	(182,289)

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities available for sale	—	—	750,000
Principal repayment of mortgage backed securities held to maturity	316,982	130,178	473,097
Principal repayment of mortgage backed securities available for sale	3,404,205	5,059,479	9,526,050
ESOP loan to Ocean City Home Bank	—	(3,434,990)	—
Principal payments on ESOP loan	156,493	315,333	—
Purchase of investment securities available for sale	(1,511,250)	—	—
Purchase of mortgage backed securities held to maturity	(4,000,000)	—	—
Purchase of mortgage backed securities available for sale	—	(3,527,357)	(9,088,679)

Net cash provided by (used in) investing activities	(1,633,570)	(1,457,357)	1,660,468

FINANCING ACTIVITIES:
Repayment of borrowed money	—	(2,013,737)	(694,073)
Decreases in securities sold under repurchase agreements	620,000	(10,650,000)	(1,920,000)
Capital contribution to subsidiary	—	(23,000,000)	—
Proceeds from issuance of common stock	—	36,811,415	—
Dividends received	800,000	800,000	800,000
Dividends paid	—	(47,610)	—

Net cash provided by (used in) financing activities	1,420,000	1,900,068	(1,814,073)

Net increase (decrease) in cash & cash equivalents	(405,578)	409,199	(335,894)

Cash and cash equivalents—beginning	414,037	4,838	340,732

Cash and cash equivalents—ending	$8,458	$414,037	$4,838

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

19. QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Total interest income	$6,091	$6,411	$6,757	$7,013
Total interest expense	2,472	2,626	2,836	3,083

Net interest income	3,619	3,785	3,921	3,929

Provision for loan losses	75	75	75	75

Net interest income after provision for loan losses	3,544	3,710	3,846	3,854

Other income	568	572	622	555
Other expense	2,911	2,966	3,183	3,144

Income before income taxes	1,201	1,316	1,285	1,266
Income taxes	459	526	506	503

Net income (loss)	$742	$790	$779	$763

Earnings per share basic and diluted (1)	$0.09	$0.09	$0.09	$0.09

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Total interest income	$5,611	$5,544	$5,646	$5,921
Total interest expense	2,254	2,247	2,351	2,546

Net interest income	3,357	3,297	3,295	3,375

Provision for loan losses	90	90	90	90

Net interest income after provision for loan losses	3,267	3,207	3,205	3,285

Other income	539	579	641	630
Other expense	2,652	2,633	2,732	4,984

Income before income taxes	1,154	1,153	1,114	(1,069)
Income taxes	464	424	471	(313)

Net income	$690	$729	$643	$(756)

Earnings per share basic and diluted	N/A	N/A	N/A	N/M (2)

(1)	Earnings per share are computed independently for each period presented. Consequently, the sum of the quarters may not equal the total earnings per share for the year.
(2)	N/M—Earnings per share for quarter ended December 31, 2004 was not meaningful because the Company completed its stock offering on December 21, 2004.

* * * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9B. OTHER INFORMATION

The following disclosure would otherwise have been furnished on Form 8-K under the heading “Item 1.01—Entry Into a Material Definitive Agreement:”

On March 29, 2006, the Bank amended its Change-In-Control Agreement (the “Amended Agreement”) with Kim Davidson, the Executive Vice President and Corporate Secretary of the Bank. The Amended Agreement provides for a three-year term, subject to annual renewal by the Board of Directors.

Pursuant to the Amended Agreement, Ms. Davidson will be entitled to receive severance benefits if, following a change in control of the Bank or the Company, she is terminated without cause or voluntarily resigns upon the occurrence of circumstances specified in the Amended Agreement. If Ms. Davidson becomes entitled to receive severance benefits under the Amended Agreement, the Bank would pay her a sum equal to three times the average annual compensation paid to her for the five most recent taxable years ending before the change in control, subject to such reduction as may be required to prevent the payment from being deemed an “excess parachute payment” under Section 280G of the Internal Revenue Code of 1986.

A copy of the Amended Agreement is filed by the Company to this annual report on Form 10-K as Exhibit 10.12.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to the directors and officers of Ocean Shore Holding and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2006 Annual Meeting of Stockholders and to Part I, Item 1, “Business—Executive Officers of the Registrant” to this Annual Report on Form 10-K.

Ocean Shore Holding Co. has adopted a Code of Ethics and Business Conduct. See Exhibit 14.0 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a) Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b) Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c) Changes in Control

Management of Ocean Shore Holding knows of no arrangements, including any pledge by any person or securities of Ocean Shore Holding, the operation of which may at a subsequent date result in a change in control of the registrant.

(d) Equity Compensation Plan Information

The following table sets forth information as of December 31, 2005, information about Company common stock that may be issued upon exercise of options under the Ocean Shore Holding Co. 2005 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	396,000	$11.60	33,374
Equity compensation plans not approved by security holders	None	N/A	None
Total	396,000	$11.60	33,374

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the principal accountant fees and expenses is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits

3.1	Amended and Restated Charter of Ocean Shore Holding Co.(1)

3.2	Amended and Restated Bylaws of Ocean Shore Holding Co., as amended(2)

4.1	Specimen Stock Certificate of Ocean Shore Holding Co.(1)

4.2	No long-term debt instrument issued by Ocean Shore Holding Co. exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, Ocean Shore Holding Co. will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

10.1	*Employment Agreement by and between Ocean Shore Holding Co., Ocean City Home Bank and Steven E. Brady(2)

10.2	*Ocean City Home Bank Executive Incentive Retirement Plan(1)

10.3	*Ocean City Home Bank Directors’ Deferred Compensation Plan(1)

10.4	*Salary Continuation Agreement by and between Ocean City Home Bank and Steven E. Brady and all amendments thereto(1)

10.5	*Salary Continuation Agreement by and between Ocean City Home Bank and Anthony J. Rizzotte and all amendments thereto(1)

10.6	*Split Dollar Life Insurance Agreement by and between Ocean City Home Bank and Steven E. Brady(1)

10.7	*Split Dollar Life Insurance Agreement by and between Ocean City Home Bank and Anthony J. Rizzotte(1)

10.8	*Ocean City Home Bank Director and Executive Life Insurance Plan(1)

10.9	*Ocean City Home Bank Supplemental Executive Retirement Plan(2)

10.10	*Ocean City Home Bank Change in Control Severance Compensation Plan(2)

10.11	*Change in Control Agreement by and between Ocean City Home Bank and certain executive officers(2)

10.12	*Change in Control Agreement by and between Ocean City Home Bank and Kim Davidson, as amended

10.13	*Ocean City Home Bank Stock-Based Deferred Compensation Plan(1)

10.14	*Amendment to Ocean City Home Bank Executive Incentive Retirement Plan(1)

10.15	*Amendment to Ocean City Home Bank Directors’ Deferred Compensation Plan(1)

10.16	*Ocean Shore Holding Co. 2005 Equity Incentive Plan(3)

10.17	*Form of Restricted Stock Award Agreement for the Ocean Shore Holding Co. 2005 Equity Incentive Plan(4)

10.18	*Form of Non-Statutory Stock Option Award Agreement for the Ocean Shore Holding Co. 2005 Equity Incentive Plan(4)

10.19	*Form of Incentive Stock Option Award Agreement for the Ocean Shore Holding Co. 2005 Equity Incentive Plan(4)

14.0	Code of Ethics and Business Conduct(2)

21.0	List of Subsidiaries

23.0	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, initially filed on August 27, 2004.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(3)	Incorporated by reference to the Company’s proxy statement filed on June 7, 2005.
(4)	Incorporated by reference to the Company’s Form S-8 filed on August 15, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN SHORE HOLDING CO.

Date: March 30, 2006	By:	/s/ STEVEN E. BRADY
Steven E. Brady President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEVEN E. BRADY Steven E. Brady	President, Chief Executive Officer (principal executive officer)	March 30, 2006

/s/ DONALD F. MORGENWECK Donald F. Morgenweck	Senior Vice President and Chief Financial Officer (principal accounting and financial officer)	March 30, 2006

/s/ SYLVA A. BERTINI Sylva A. Bertini	Director	March 30, 2006

/s/ FREDERICK G. DALZELL Frederick G. Dalzell, M.D.	Director	March 30, 2006

/s/ CHRISTOPHER J. FORD Christopher J. Ford	Director	March 30, 2006

/s/ ROBERT A. PREVITI Robert A. Previti, Ed.D.	Director	March 30, 2006

/s/ JOHN L. VAN DUYNE John L. Van Duyne	Director	March 30, 2006

/s/ SAMUEL R. YOUNG Samuel R. Young	Director	March 30, 2006