Form 10-Q
period 2006-03-31
OCEAN SHORE HOLDING CO
filed 2006-05-11
CIK 1298716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

At May 8, 2006, the registrant had 8,760,942 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2006	December 31, 2005
ASSETS
Cash and amounts due from depository institutions	$17,201,741	$13,400,085
Federal funds sold	14,000,000	—

Cash and cash equivalents	31,201,741	13,400,085
Investment securities held to maturity (estimated fair value— December 2005 $4,293,635)	—	4,292,600
Investment securities available for sale (amortized cost— March 2006 $45,199,861; December 2005 $47,368,441)	45,099,814	47,285,875
Mortgage-backed securities held to maturity (estimated fair value— March 2006 $5,125,833; December 2005 $5,320,700)	5,321,062	5,435,913
Mortgage-backed securities available for sale (amortized cost— March 2006 $35,390,603; December 2005 $37,710,146)	34,581,359	37,175,682
Loans receivable—net	416,299,583	412,005,109
Accrued interest receivable:
Loans	1,614,434	1,592,328
Mortgage-backed securities	167,550	176,217
Investment securities	403,605	443,789
Federal Home Loan Bank stock—at cost	2,937,800	2,622,800
Office properties and equipment—net	8,314,993	8,399,552
Prepaid expenses and other assets	2,813,009	3,112,147
Cash surrender value of life insurance	7,404,594	7,339,094
Deferred tax asset	653,867	564,683

TOTAL ASSETS	$556,813,411	$543,845,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Non-interest bearing deposits	$39,325,965	$34,223,473
Interest bearing deposits	383,361,224	382,690,429
Advances from Federal Home Loan Bank	34,000,000	27,000,000
Junior subordinated debenture	15,464,000	15,464,000
Securities sold under agreements to repurchase	18,010,000	18,460,000
Advances from borrowers for taxes and insurance	2,425,994	2,200,325
Accrued interest payable	528,990	835,122
Other liabilities	2,377,051	2,404,243

Total liabilities	495,493,224	483,277,592

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 8,762,742 shares issued	87,627	87,627
Additional paid-in capital	36,756,112	38,392,348
Retained earnings - partially restricted	28,336,091	27,633,345
Common stock acquired by employee benefits plans	(2,919,740)	(4,798,480)
Deferred compensation plans trust	(384,214)	(373,607)
Accumulated other comprehensive loss	(555,689)	(372,951)

Total stockholders’ equity	61,320,187	60,568,282

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$556,813,411	$543,845,874

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2006	2005
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$6,026,209	$4,752,003
Taxable interest on mortgage-backed securities	470,531	572,265
Non-taxable interest on municipal securities	83,359	100,450
Taxable interest and dividends on investment securities	571,256	666,213

Total interest and dividend income	7,151,355	6,090,931

INTEREST EXPENSE:
Deposits	2,477,090	1,780,318
Advances from Federal Home Loan Bank, securities sold under agreements to repurchase and other borrowed money	878,590	691,556

Total interest expense	3,355,680	2,471,874

NET INTEREST INCOME	3,795,675	3,619,057
PROVISION FOR LOAN LOSSES	75,000	75,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,720,675	3,544,057

OTHER INCOME:
Service charges	373,551	351,384
Cash surrender value of life insurance	65,500	73,000
Other	115,915	143,795

Total other income	554,966	568,179

OTHER EXPENSE:
Salaries and employee benefits	1,893,887	1,739,622
Occupancy and equipment	665,033	583,121
Federal insurance premiums	14,510	15,010
Advertising	88,088	93,617
Professional services	142,244	158,673
Other operating expenses	326,475	321,381

Total other expenses	3,130,237	2,911,425

INCOME BEFORE INCOME TAXES	1,145,404	1,200,810
INCOME TAX EXPENSE	442,658	458,514

NET INCOME	$702,746	$742,296

Basic earnings per share:	$0.08	$0.09
Diluted earnings per share:	$0.08	$0.09

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2006

	Common Stock	Additional Paid-In Capital	Retained Earnings - Partially Restricted	Common Stock Acquired by Employee Benefit Plans	Deferred Compensation Plans Trust	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BALANCE—January 1, 2006	$87,627	$38,392,348	$27,633,345	$(4,798,480)	$(373,607)	$(372,951)	$60,568,282
Comprehensive income:
Net income			702,746				702,746
Net change in unrealized loss on securities available for sale, net of taxes of $(109,522)						(182,738)	(182,738)

Comprehensive income							520,008
Effect of adoption of SFAS 123(R)		(1,821,490)		1,821,490			—
Excess of fair value above cost of ESOP shares committed to be released		9,389					9,389
Unallocated ESOP shares committed to employees				57,250			57,250
Restricted stock shares		99,356					99,356
Incentive stock options		76,509					76,509
Purchase of shares by deferred compensation plans trust					(10,607)		(10,607)

BALANCE—March 31, 2006	$87,627	$36,756,112	$28,336,091	$(2,919,740)	$(384,214)	$(555,689)	$61,320,187

FOR THE THREE MONTHS ENDED MARCH 31, 2005

	Common Stock	Additional Paid-In Capital	Retained Earnings - Partially Restricted	Unallocated ESOP Shares	Deferred Compensation Plans Trust	Accumulated Other Comprehensive Income (Loss)	Total Equity
BALANCE—January 1, 2005	$87,627	$38,387,523	$24,557,370	$(3,205,990)	$(321,260)	$289,966	$59,795,236
Comprehensive income:
Net income			742,296				742,296
Net change in unrealized loss on securities available for sale, net of taxes of $342,954						(546,743)	(546,743)

Comprehensive income							195,553
Purchase of shares by deferred compensation plans trust					(13,557)		(13,557)

BALANCE—March 31, 2005	$87,627	$38,387,523	$25,299,666	$(3,205,990)	$(334,817)	$(256,777)	$59,977,232

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$702,746	$742,296
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	285,449	337,229
Provision for loan losses	75,000	75,000
Deferred income taxes	20,339	266,122
ESOP and restricted stock plans	156,606	—
Incentive stock option plan	76,509	—
Excess fair value above cost of ESOP shares	9,389	—
Loss on sale of office properties and equipment	229	—
Increase in cash surrender value of life insurance	(65,500)	(73,000)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	26,745	33,880
Prepaid expenses and other assets	299,138	(44,354)
Accrued interest payable	(306,132)	(332,933)
Other liabilities	(27,192)	(59,887)

Net cash provided by operating activities	1,253,326	944,353

INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities held to maturity	114,621	145,390
Mortgage-backed securities available for sale	2,294,681	3,366,044
Loans originated, net of repayments	(4,435,796)	(6,608,548)
Purchases of:
Mortgage-backed securities held to maturity	—	(3,993,750)
Investment securities available for sale	—	(3,998,125)
Office properties and equipment	(109,280)	(240,210)
Life insurance contracts	—	(85,100)
Proceeds from maturities of:
Investment securities held to maturity	4,292,600	—
Investment securities available for sale	2,168,155	3,181,669
Purchase of Federal Home Loan Bank stock	(315,000)	—

Net cash provided by (used in) investing activities	4,009,981	(8,232,630)

FINANCING ACTIVITIES:
Increase in deposits	5,773,287	955,989
Increase (decrease) in securities sold under agreements to repurchase	(450,000)	2,630,000
Increase in advances from the Federal Home Loan Bank	7,000,000	—
Purchase of shares by deferred compensation plans trust	(10,607)	(13,557)
Increase in advances from borrowers for taxes and insurance	225,669	222,867

Net cash provided by financing activities	12,538,349	3,795,299

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	17,801,656	(3,492,978)
CASH AND CASH EQUIVALENTS—Beginning of period	13,400,085	47,395,819

CASH AND CASH EQUIVALENTS—End of period	$31,201,741	$43,902,841

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$3,661,812	$2,804,806

See notes to condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005. The results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006 or any other period.

Use of Estimates in the Preparation of Financial Statements - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates relate to the allowance for loan losses and deferred income taxes. Actual results could differ from those estimates.

New Accounting Pronouncements-In May 2005, the FASB issued SFAS No. 154 – “Accounting Changes and Error Corrections”. SFAS No. 154, a replacement of APB Opinion No. 20 – Accounting Changes and FASB Statement No. 3 – Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Early application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005. The adoption of SFAS No. 154 did not have a material effect on our financial condition or results of operations.

On December 19, 2005, the FASB issued FSP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk”. FSP 94-6-1 addresses whether, under existing guidance, non-traditional loan products represent a concentration of credit risk and what disclosures are required for entities that originate, hold, guarantee, service, or invest in loan products whose terms may give rise to a concentration of credit risk. Non-traditional loan products expose the originator, holder, investor, guarantor, or servicer to higher credit risk than traditional loan products. Typical features of non-traditional loan products may include high loan-to-value ratios and interest or principal repayments that are less than the repayments for fully amortizing loans of an equivalent term. FSP 94-6-1 was effective upon its issuance and it did not have a material impact on the Company's financial position or disclosures.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect that the guidance will have a material effect on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” – an amendment of FASB Statement No. 140. This statement addresses the recognition and measurement of separately recognized servicing rights. The statement clarifies when a servicing right should be separately recognized, requires servicing rights to be initially measured at fair value, and allows an entity to choose to subsequently measure its servicing rights at fair value. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is evaluating the impact of this pronouncement and does not expect that the guidance will have a material effect on the Company's financial position or results of operations.

2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	March 31, 2006
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
Available for Sale
Debt securities:
U.S. Government and Federal Agencies	$20,266,206	$3,730	$265,694	$20,004,242
Municipal securities	4,950,244	57,264	—	5,007,508
Corporate	11,971,239	279,142	102,821	12,147,560
Mutual Funds	8,012,172	176,755	248,423	7,940,504

	$45,199,861	$516,891	$616,938	$45,099,814

	December 31, 2005
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
Debt securities - Municipal securities	$4,292,600	$1,035	$—	$4,293,635

Available for Sale
Debt securities:
U.S. Government and Federal Agencies	$22,433,195	$5,230	$303,427	$22,134,998
Municipal securities	4,949,764	79,699	—	5,029,463
Corporate	11,973,310	274,114	93,018	12,154,406
Mutual Funds	8,012,172	186,931	232,095	7,967,008

	$47,368,441	$545,974	$628,540	$47,285,875

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2006 and December 31, 2005:

	March 31, 2006
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities - U.S. Government and Federal Agencies	$1,465,251	$52,024	$18,030,329	$213,670	$19,495,580	$265,694
Corporate	1,490,844	20,110	1,526,417	82,711	3,017,261	102,821
Mutual Funds	—	—	7,761,153	248,423	7,761,153	248,423

	$2,956,095	$72,134	$27,317,899	$544,804	$30,273,994	$616,938

	December 31, 2005
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities - U.S. Government and Federal Agencies	$3,531,734	$42,653	$17,982,383	$260,774	$21,514,117	$303,427
Corporate	1,490,405	20,648	1,537,204	72,370	3,027,609	93,018
Mutual Funds	—	—	7,777,482	232,095	7,777,482	232,095

	$5,022,139	$63,301	$27,297,069	$565,239	$32,319,208	$628,540

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

At March 31, 2006, 12 debt and equity securities had aggregate depreciation of 1.49% from the Company’s amortized cost basis for 12 months or longer. The unrealized loss relates principally to the changes in market interest rates. As management has the ability and intent to hold these debt securities until maturity, or for the foreseeable future, no decline is deemed to be other than temporary. Although certain equity securities have unrealized losses, no credit issues have been identified that cause management to believe that declines in market value are other that temporary. Unrealized losses on marketable equity securities that are in excess of cost, and that have been sustained for 12 months, are generally recognized by management as being other than temporary and charged to earnings, unless evidence exists to support a realizable value equal to or greater than the Company’s carrying value of the investment.

The amortized cost and estimated fair value of debt securities available for sale at March 31, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2006
	Available for Sale Securities
	Amortized Cost	Estimated Fair Value
Due within 1 year	$18,853,128	$18,629,266
Due after 1 year through 5 years	2,022,206	1,973,913
Due after 5 years through 10 years	2,000,000	1,927,480
Due after 10 years	14,312,355	14,628,651

Total	$37,187,689	$37,159,310

3. MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:

	March 31, 2006
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
GNMA pass-through certificates	$151,279	$4,879	$—	$156,158
FHLMC pass-through certificates	3,839	318	—	4,157
FNMA pass-through certificates	5,165,944	122	200,548	4,965,518

	$5,321,062	$5,319	$200,548	$5,125,833

Available for Sale
FHLMC pass-through certificates	$11,350,442	$11,586	$362,734	$10,999,294
GNMA pass-through certificates	4,322,332	44,581	23,726	4,343,187
FNMA pass-through certificates	19,693,736	29,478	508,260	19,214,954
Small Business Administration certificates	24,093	—	169	23,924

	$35,390,603	$85,645	$894,889	$34,581,359

	December 31, 2005
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
GNMA pass-through certificates	$153,602	$5,225	$—	$158,827
FHLMC pass-through certificates	4,013	347	—	4,360
FNMA pass-through certificates	5,278,298	2,050	122,835	5,157,513

	$5,435,913	$7,622	$122,835	$5,320,700

Available for Sale
FHLMC pass-through certificates	$11,789,191	$17,544	$275,214	$11,531,521
GNMA pass-through certificates	4,602,712	72,341	19,678	4,655,375
FNMA pass-through certificates	21,288,309	55,204	384,493	20,959,020
Small Business Administration certificates	29,934	—	168	29,766

	$37,710,146	$145,089	$679,553	$37,175,682

The following table provides the gross unrealized losses and estimated fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2006 and December 31, 2005:

	March 31, 2006
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
FNMA pass-through certificates-held-to-maturity	$3,494,448	$137,202	$1,316,497	$63,346	$4,810,945	$200,548
SBA pass-through certificates	—	—	23,924	169	23,924	169
FHLMC pass-through certificates	4,822,566	172,842	5,486,476	189,892	10,309,042	362,734
GNMA pass-through certificates	374,693	736	1,103,511	22,990	1,478,204	23,726
FNMA pass-through certificates	2,446,550	67,820	13,867,364	440,440	16,313,914	508,260

	$11,138,257	$378,600	$21,797,772	$716,837	$32,936,029	$1,095,437

	December 31, 2005
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
FNMA pass-through certificates-held-to-maturity	$3,651,184	$77,532	$1,339,509	$45,303	$4,990,693	$122,835
SBA pass-through certificates	—	—	29,766	168	29,766	168
FHLMC pass-through certificates	4,763,766	99,930	5,718,543	175,284	10,482,309	275,214
GNMA pass-through certificates	206,343	195	1,111,778	19,483	1,318,121	19,678
FNMA pass-through certificates	8,492,438	169,824	9,938,447	214,669	18,430,885	384,493

	$17,113,731	$347,481	$18,138,043	$454,907	$35,251,774	$802,388

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

At March 31, 2006, 20 mortgage-backed securities had aggregate depreciation of 3.18% from the Company’s amortized cost basis for 12 months or longer. The unrealized losses relate principally to the changes in market interest rates. As management has the ability and intent to hold these debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

4. LOANS RECEIVABLE — NET

Loans receivable consist of the following:

	March 31, 2006	December 31, 2005
Real estate - mortgage:
One-to-four family residential	$296,336,472	$294,295,873
Commercial and multi-family	30,204,822	28,725,017

Total real estate-mortgage	326,541,294	323,020,890

Real estate - construction:
Residential	12,523,702	12,230,271
Commercial	9,673,085	11,018,586

Total real estate - construction	22,196,787	23,248,857

Commercial	16,915,201	16,582,359

Consumer:
Home equity	50,379,432	48,536,606
Other consumer loans	811,774	1,135,459

Total consumer loans	51,191,206	49,672,065

Total loans	416,844,488	412,524,170
Net deferred loan cost	1,276,139	1,233,606
Allowance for loan losses	(1,821,044)	(1,752,667)

Net total loans	$416,299,583	$412,005,109

Changes in the allowance for loan losses are as follows:

	Three Months Ended March 31,
	2006	2005
Balance, beginning of period	$1,752,667	$1,466,295
Provision for loan loss	75,000	75,000
Charge-offs	(7,106)	(4,466)
Recoveries	483	898

Balance, end of period	$1,821,044	$1,537,728

5. DEPOSITS

Deposits consist of the following major classifications:

	March 31, 2006		December 31, 2005
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
NOW and other demand deposit accounts	$207,066,085	1.79%	$207,015,598	1.56%
Passbook savings and club accounts	74,871,934	1.14%	79,437,866	1.16%

Subtotal	281,938,019		286,453,464

Certificates with original maturities:
Within one year	58,960,920	3.80%	46,783,779	3.32%
One to three years	38,538,582	3.65%	41,164,569	3.41%
Three years and beyond	43,249,668	4.82%	42,512,090	4.81%

Total certificates	140,749,170		130,460,438

Total	$422,687,189		$416,913,902

The aggregate amount of certificate accounts in denominations of $100,000 or more at March 31, 2006 and December 31, 2005 amounted to $46,358,387 and $42,241,555, respectively.

Municipal demand deposit accounts in denominations of $100,000 or more at March 31, 2006 and December 31, 2005 amounted to $64,874,264 and $60,129,245, respectively.

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

The calculated basic and dilutive earnings per share “EPS” are as follows:

	Three Months Ended March 31,
	2006	2005
Numerator	$702,746	$742,296
Denominators:
Basic shares outstanding	8,296,606	8,447,868
Effect of dilutive securities	171,300	—

Dilutive shares outstanding	8,467,906	8,447,868
Earnings per share:
Basic	$0.08	$0.09
Dilutive	$0.08	$0.09

At March 31, 2006 there were 383,500 outstanding options that were anti-dilutive.

7. STOCK BASED COMPENSATION

In August 2005, the shareholders of the Company approved the adoption of the 2005 Equity Based Incentive Plan (the “Equity Plan”). The Equity Plan provides for the grant of shares of common stock of the Company to certain officers, directors and employees of the Company. In order to fund the grant of shares under the Equity Plan, the Equity Plan Trust (the “Trust”) purchased 171,300 shares of the Company’s common stock in the open market for approximately $2.0 million, an average price of $11.70 per share. The Company made sufficient contributions to the Trust to fund these purchases. No additional purchases are expected to be made by the Trust under this plan. Pursuant to the terms of the plan, all 171,300 shares acquired by the Trust were granted to certain officers and directors of the Company in August 2005. The Equity Plan shares will generally vest at the rate of 20% per year over five years. As of March 31, 2006, no shares have been fully vested or forfeited.

Compensation expense related to the shares granted is recognized ratably over the five-year vesting period in an amount which totals the market price of the Company’s stock at the date of grant. During the three months ended March 31, 2006, approximately 8,565 shares were amortized to expense, based on the proportional vesting of the awarded shares. During the three months ended March 31, 2006, approximately $99,000 was recognized in compensation expense for the plan.

The Equity Plan also authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years. A total of 429,374 shares of common stock have been reserved for future issuance pursuant to the Equity Plan, of which 396,000 were awarded on August 10, 2005. As of March 31, 2006, 383,500 options were outstanding. During the three months ended March 31, 2006, approximately $77,000 was recognized in compensation expense for the plan.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R) using a modified prospective application. Accordingly, prior period amounts have not been restated. The adoption required a reclassification to additional paid in capital of $1,821,000 from common stock acquired by employee benefits plans trust. In the first quarter of 2006, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $77,000. The incremental stock-based compensation expense caused income before taxes to decrease by $77,000, net income to decrease by $62,000 and diluted earnings per share to decrease by $0.01 per share. As of March 31, 2006, expenses totaling $626,000 remain to be recognized over the next 4.4 years.

Share-based compensation costs prior to January 1, 2006 were recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” For disclosure purposes, pro forma net income and net income per share data were provided in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as if the fair value method had been applied. Under SFAS No. 123, compensation cost related to stock options granted to employees was computed based on the fair value of the stock option at the date of grant using the Black-Scholes option pricing model. Prior to the adoption of SFAS 123(R) had compensation costs been determined based on the fair market value of the stock options, consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been unchanged for the three months ended March 31, 2005, as the Company had not entered into any share based compensation arrangements at that time.

The estimated fair value of options granted during 2005 was $2.31 per share. The fair value was estimated on the date of grant using the Black-Scholes Single Option Pricing Model with the following weighted average assumptions used:

Year Ended December 31, 2005
Dividend yield	0.00%
Expected volatility	21.54%
Risk-free interest rate	4.07%
Expected life of options	5.0

A summary of the status of the Company’s stock options under the Equity Plan as of March 31, 2006 and changes during the three months ended March 31, 2006 are presented below:

	Three Months Ended 31, 2006
	Number of shares	Weighted average exercise price
Outstanding at the beginning of the period	388,500	$11.60
Granted	—	—
Exercised	—	—
Forfeited	(5,000)	11.60

Outstanding at the end of the period	383,500	11.60

Exercisable at the end of the period	—	$—

The following table summarizes all stock options outstanding under the Equity Plan as of March 31, 2006:

	Options Outstanding
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
			(in years)
$11.60	383,500	$11.60	9.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 under “Item 1. Business – Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Ocean Shore Holding assumes no obligation to update any forward-looking statements.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2006 AND DECEMBER 31, 2005

Total assets of the Company increased by $13.0 million to $556.8 million at March 31, 2006, from $543.8 million at December 31, 2005. Loans receivable increased $4.3 million, investment and mortgage-backed securitities decreased $9.2 mllion and cash and case equivalents increased by $17.8 million. Asset growth was funded by a $5.8 million increase in deposits and a $6.5 million increase in borrowings.

Investments

Investments decreased $6.5 million to $45.1 million at March 31, 2006 from $51.6 million at December 31, 2005. The decrease was the result of maturities of $2.2 million of agency notes and $4.3 million of municipal securities. Mortgage-backed securities decreased by $2.7 million to $39.9 million from payments received and valuation adjustments totaling $2.7 million.

Loans

Loans receivable increased $4.3 million to $416.3 million at March 31, 2006 from $412.0 million at December 31, 2005. Loan originations totaled $24.7 million for the three months ended March 31, 2006, including real estate mortgage loan originations of $13.5 million, real estate construction originations of $5.5 million, consumer loan originations of $4.2 million and $1.5 million in commercial loan originations. Originations were offset by $20.4 million in normal loan payments and payoffs.

The following table summarizes changes in the loan portfolio in the three months ended March 31, 2006.

	March 31, 2006	December 31, 2005	$ change	% change
	(Dollars in thousands)
Real estate – mortgage:
One-to-four-family residential	$296,336	$294,296	$2,040	0.69%
Commercial and multi-family	30,205	28,725	1,480	5.15%

Total real estate - mortgage	326,541	323,021	3,520	1.09%
Real estate – construction:
Residential	12,524	12,230	293	2.40%
Commercial	9,673	11,019	(1,346)	(12.21)%

Total real estate – construction	22,197	23,249	(1,052)	(4.53)%
Commercial	16,915	16,582	333	2.01%

Consumer
Home equity	50,379	48,537	1,843	3.80%
Other consumer loans	812	1,135	(324)	(28.51)%

Total consumer loans	51,191	49,672	1,519	3.06%

Total loans	416,844	412,524	4,320	1.05%

Net deferred loan cost	1,276	1,234	43	3.45%
Allowance for loan losses	(1,821)	(1,753)	(68)	3.90%

Net total loans	$416,299	$412,005	$4,294	1.04%

Non-Performing Assets

Non-performing assets totaled $299,000 at March 31, 2006. Net charge-offs were $7,000 in the first quarter, compared to $28,000 in the same period last year. The allowance for loan losses was 0.44% of total loans at March 31, 2006 and March 31, 2005.

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Allowance for loan losses:
Allowance at beginning of period	$1,753	$1,466
Provision for loan losses	75	75
Recoveries	—	1
Charge-offs	7	4

Net charge-offs	7	4

Allowance at end of period	$1,821	$1,538

Allowance for loan losses as a percent of total loans	0.44%	0.44%
Allowance for loan losses as a percent of Non-performing loans	608.9%	N/M

	March 31, 2006	December 31, 2005
	(In thousands)
Non-performing assets:
Nonaccrual loans:
Mortgage loans	$283	$91
Consumer loans	16	7

Total nonperforming assets	$299	$98
Non-performing loans as a percent of total loans	0.07%	0.02%
Non-performing assets as a percent of total assets	0.05%	0.02%

Deposits

Deposits increased by $5.8 million, or 1.4%, to $422.7 million at March 31, 2006 from $416.9 million at December 31, 2005. Noninterest bearing deposits increased $700,000, time deposits increased by $10.3 million, savings accounts decreased by $4.6 million and interest bearing checking decreased $600,000.

The following table summarizes changes in deposits in the three months ended March 31, 2006.

	March 31, 2006	December 31, 2005	$ change	% change
	(Dollars in thousands)
NOW and other demand deposit accounts	$207,066	$207,016	$50	0.0%
Passbook savings and club accounts	74,872	79,438	(4,566)	(5.7)%

Subtotal	281,938	286,454	(4,514)	(1.6)%

Certificates with original maturities:
Within one year	58,960	46,784	12,177	26.0%
One to three years	38,539	41,165	(2,626)	(6.4)%
Three years and beyond	43,250	42,512	738	1.7%

Total certificates	140,749	130,461	10,288	7.9%

Total	$422,687	$416,914	$5,773	1.4%

Borrowings

Federal Home Loan Bank advances increased $7.0 million to $34.0 million at March 31, 2006 from December 31, 2005. Other borrowings decreased $500,000 from $18.5 million at December 31, 2005 to $18.0 million at March 31, 2006. The increases in total borrowings were used for general purposes.

Stockholders’ Equity

Stockholders’ equity increased by $700,000 to $61.3 million at March 31, 2006, from $60.6 million at December 31, 2005. The increase was the result of earnings of $700,000 for the period.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Net income was $703,000 for the three months ended March 31, 2006 as compared to $742,000 for the three months ended March 31, 2005. The $39,000, or 5.3%, decrease in 2006 from 2005 was due primarily to an increase in net interest income of $176,000 offset by a decrease in other income of $13,000 and an increase in other expenses of $219,000.

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands, except share and per share data)
Net income	$703	$742
Basic and diluted earnings per share	$0.08	$0.09
Return on average assets (annualized)	0.51%	0.56%
Return on average equity (annualized)	4.59%	4.92%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three-month periods ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$6,026	$4,752	$1,274	26.8%
Investment securities	1,059	1,169	(110)	(9.4)%
Other interest-earning assets	66	170	(104)	(61.4)%

Total interest income	7,151	6,091	1,060	17.4%
INTEREST EXPENSE:
Deposits	2,477	1,780	697	39.2%
Borrowings	879	692	187	27.0%

Total interest expense	3,356	2,472	884	35.8%

Net interest income	$3,795	$3,619	$176	4.9%

Interest income increased by $1.1 million, including a $797,000 increase in mortgage loan income, a $258,000 increase in commercial loan income and a $219,000 increase in consumer loan income. The increase in loan income resulted from an increase in the average balance of loans of $72.0 million, and an increase in the average yield of 18 basis points. Investment income decreased $8,000, income in federal funds sold decreased $105,000 and income in mortgage-backed securities decreased by $102,000.

Decreases in balances from maturities and repayments of principal of investments, federal funds sold and mortgage-backed securities resulted in the lower income.

Interest expense increased by $884,000, including an increase in municipal deposit expense of $330,000, an increase in time deposit expense of $418,000 and an increase in interest expense on borrowings of $187,000. Municipal deposit expense increased as a result of higher balances and rising interest rates, while time deposit expense increased as a result of deposit growth and an increase in the average rate paid. Borrowing expense increased as a result of a higher average balance of borrowings of $16.4 million offset by a lower average rate paid of 28 basis points.

The interest rate spread and net interest margin of the Company were 2.64% and 2.98% respectively, for the three months ended March 31, 2006, compared to 2.72% and 2.98% for the same period in 2005. The increase in average earning assets of $24.7 million and the increase in average yield of 59 basis points was offset by a rise of average interest bearing liabilities of $23.5 million and an increase in the average cost paid on these liabilities of 66 basis points. New loans and investments at rates higher than the existing portfolio were offset by the continued rise in short-term interest rates increasing the cost of interest expense on deposits and borrowings.

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

Average Balance Tables

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$414,104	$6,026	5.82%	$342,152	$4,752	5.56%
Investment securities	89,604	1,059	4.73%	114,869	1,169	4.07%
Other interest-earning assets	5,985	66	4.39%	27,996	170	2.43%

Total interest-earning assets	509,693	7,151	5.61%	485,017	6,091	5.02%
Noninterest-earning assets	43,109			43,549

Total assets	$552,802	7,151		$528,566	6,091

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	173,762	925	2.13%	169,768	591	1.39%
Savings accounts	76,324	216	1.13%	94,900	269	1.13%
Certificates of deposit	137,148	1,336	3.90%	115,457	920	3.19%

Total interest-bearing deposits	387,233	2,477	2.56%	380,124	1,780	1.87%
FHLB advances	30,825	311	4.03%	10,000	77	3.07%
Securities sold under agreements to repurchase	18,487	233	5.03%	22,946	280	4.88%
Subordinated debt	15,464	335	8.67%	15,464	335	8.67%

Total Borrowings	64,776	879	5.43%	48,410	692	5.71%

Total interest-bearing liabilities	452,009	3,356	2.97%	428,534	2,472	2.31%

Noninterest-bearing liabilities	39,515			39,709

Total liabilities	491,524			468,243
Retained earnings	61,278			60,323

Total liabilities and retained earnings	$552,802			$528,566

Net interest income		$3,795			$3,619

Interest rate spread			2.64%			2.72%
Net interest margin			2.98%			2.98%
Average interest-earning assets to average interest-bearing liabilities	112.76%			113.18%

Provision for Loan Losses

We review the level of the allowance for loan losses on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. The provision for loan losses was $75,000 in the three months ended March 31, 2006 and 2005. The provision was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans and the current economic environment.

Other Income

The following table summarizes other income for the three months ended March 31, 2006 and 2005 and the changes between the periods.

	Three Months Ended March 31,
	2006	2005	% Change
	(Dollars in thousands)
OTHER INCOME:
Service charges	$374	$351	6.3%
Cash surrender value of life insurance	65	73	(10.3)%
Other	116	144	(19.4)%

Total other income	$555	$568	(2.3)%

Other income decreased $13,000 to $555,000, or 2.3%, for the three-month period ended March 31, 2006 from the same period in 2005. Increases in fees were offset by decreases in income on bank-owned life insurance and investment advisory commissions.

Other Expense

The following table summarizes other expense for the three months ended March 31, 2006 and 2005 and the changes between periods.

	Three Months Ended March 31,
	2006	2005	% Change
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$1,894	$1,740	8.9%
Occupancy and equipment	665	583	14.0%
Federal insurance premiums	15	15	0.0%
Advertising	88	94	(5.9)%
Professional services	142	159	(10.4)%
Other operating expense	326	321	1.6%

Total other expense	$3,130	$2,911	7.5%

Other expenses increased $200,000 to $3.1 million for the three-month period ended March 31, 2006 from the same period in 2005. Salaries and employee benefits increased $154,000 due to regular salary increases and the cost of share based compensation. Occupancy and equipment increased $82,000 due primarily to increases associated with a new branch office opened the third quarter of 2005. These increases were offset by decreases of $23,000 in advertising and other professional services.

Income Taxes

Income taxes declined $16,000 to $443,000 for an effective tax rate of 38.7% for the three months ended March 31, 2006, compared to $459,000 for an effective tax rate of 38.2% from the same period in 2005. The decline was a result of the lower earnings before income taxes.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2006, cash and cash equivalents totaled $31.2 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $21.3 million at March 31, 2006. In addition, at March 31, 2006, we had the ability to borrow a total of approximately $160.5 million from the Federal Home Loan Bank of New York, which included available overnight lines of credit of $101.8 million. On that date, we had no overnight advances outstanding.

At March 31, 2006, we had $48.6 million in loan commitments outstanding, which included $19.6 million in undisbursed loans, $23.0 million in unused home equity lines of credit and $6.0 million in commercial lines of credit. Certificates of deposit due within one year of March 31, 2006 totaled $78.0 million, or 55.4% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At March 31, 2006, the Bank exceeded all of its regulatory capital requirements with tangible capital of $55.4 million, or 10.35% of total adjusted assets, which is above the required level of $8.0 million or 1.5%; core capital of $55.4 million, or 10.35% of total adjusted assets which is above the required level of $21.4 million or 4.0%; and risk-based capital of $57.3 million, or 18.9% of risk-weighted assets, which is above the required level of $24.2 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s prompt corrective action regulations.

On March 29, 2006, the Company announced its board of directors approved the repurchase of up to 200,087 shares of the Company's outstanding common stock, which is 5% of outstanding shares not held by OC Financial MHC. The program began on May 1, 2006. Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time depending on market conditions and other factors. Repurchased shares will be held in treasury. As of the close of business on May 8, 2006, the Company had repurchased 1,800 shares under this plan at a cost of $22,000.

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

The following table reflects changes in estimated net interest income only for Ocean Shore Holding.

	At March 31, 2006 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	(1.13)%	(4.49)%
100 basis point decrease in rates	1.14%	(1.70)%

The 200 and 100 basis point change in rates in the above table is assumed to occur evenly over the following twelve months. Based on the scenario above, net interest income would be adversely affected (within our internal guidelines) in the twelve-month and twenty-four month period if rates rose by 200 basis points. In addition, if rates declined by 100 basis points net interest income would be positively affected in the twelve-month period and adversely affected (within our internal guidelines) in the twenty-four month period. The reason for the increase in the twelve-month period is that more short-term deposits will reprice faster at lower rates than assets.

Net Portfolio Value Analysis

In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at March 31, 2006 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$53,914	$(27,812)	(34)%	9.97%	(412	) bp
200	63,104	(18,622)	(23)%	11.40%	(269)
100	72,854	(8,872)	(11)%	12.85%	(124)
0	81,726	—	—	14.09%	—
(100)	83,437	1,711	2%	14.22%	13
(200)	77,952	(3,774)	(5)%	13.27%	(82)
(300)	69,151	(12,575)	(15)%	11.79%	(230)

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

For the three months ended March 31, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Item 2 of this report under “Market Risk Management.”

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial offers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in the companies Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
Month #1 January 1, 2006 through January 31, 2006	None	None	None	449
Month #2 February 1, 2006 through February 28, 2006	None	None	None	449
Month #3 March 1, 2006 through March 31, 2006	None	None	None	200,536
Total	None	None	None	200,536

(1)	On August 10, 2005, the Company’s Board of Directors approved the formation and funding of a trust that will purchase 171,749 shares of the Company’s common stock in the open market with funds contributed by the Company. As of September 23, 2005, 171,300 shares were purchased. The remaining 449 shares have not been awarded and may be purchased from time to time at the discretion of the independent trustee of the trust and the shares will be used to fund restricted stock awards under the Company’s 2005 Equity Incentive Plan.

(2)	On March 29, 2006, the Company’s Board of Directors approved the repurchase of 200,087 shares of the Company’s common stock in the open market.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO.
(Registrant)

Date: May 11, 2006	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: May 11, 2006	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President