Form 10-Q
period 2006-06-30
OCEAN SHORE HOLDING CO
filed 2006-08-10
CIK 1298716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At August 1, 2006, the registrant had 8,733,942 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2006	December 31, 2005
ASSETS
Cash and amounts due from depository institutions	$20,043,684	$13,400,085
Federal funds sold	7,000,000	—

Cash and cash equivalents	27,043,684	13,400,085

Investment securities held to maturity (estimated fair value— June 2006, $788,431; December 2005, $4,293,635)	788,431	4,292,600
Investment securities available for sale (amortized cost— June 2006, $42,640,511; December 2005, $47,368,441)	42,525,978	47,285,875
Mortgage-backed securities held to maturity (estimated fair value— June 2006, $5,262,905; December 2005, $5,320,700)	5,519,379	5,435,913
Mortgage-backed securities available for sale (amortized cost— June 2006, $33,354,988; December 2005, $37,710,146)	32,307,557	37,175,682
Loans receivable—net	429,013,032	412,005,109
Accrued interest receivable:
Loans	1,680,309	1,592,328
Mortgage-backed securities	160,710	176,217
Investment securities	402,007	443,789
Federal Home Loan Bank stock—at cost	3,030,900	2,622,800
Office properties and equipment—net	8,321,298	8,399,552
Prepaid expenses and other assets	3,259,922	3,112,147
Cash surrender value of life insurance	7,469,239	7,339,094
Deferred tax asset	733,714	564,683

TOTAL ASSETS	$562,256,160	$543,845,874

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$43,682,122	$34,223,473
Interest bearing deposits	384,272,703	382,690,429
Advances from Federal Home Loan Bank	44,000,000	27,000,000
Junior subordinated debenture	15,464,000	15,464,000
Securities sold under agreements to repurchase	7,220,000	18,460,000
Advances from borrowers for taxes and insurance	2,478,617	2,200,325
Accrued interest payable	863,246	835,122
Other liabilities	2,539,345	2,404,243

Total liabilities	500,520,033	483,277,592

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 8,762,742 shares issued; 8,733,942 and 8,762,742 shares outstanding at June 2006 and December 2005, respectively	87,627	87,627
Additional paid-in capital	36,946,232	38,392,348
Retained earnings - partially restricted	29,036,214	27,633,345
Treasury stock—at cost: 28,800 shares at June 2006	(362,204)	—
Common stock acquired by employee benefit plans	(2,862,490)	(4,798,480)
Deferred compensation plans trust	(395,090)	(373,607)
Accumulated other comprehensive loss	(714,162)	(372,951)

Total stockholders’ equity	61,736,127	60,568,282

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$562,256,160	$543,845,874

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$6,254,632	$5,044,414	$12,280,841	$9,796,415
Interest on mortgage-backed securities	444,976	582,076	915,507	1,154,341
Non-taxable interest on municipal securities	46,476	102,563	157,110	203,014
Interest and dividends on investment securities	600,547	682,421	1,144,528	1,348,635

Total interest and dividend income	7,346,631	6,411,474	14,497,986	12,502,405

INTEREST EXPENSE:
Deposits	2,654,698	1,912,486	5,131,788	3,692,804
Advances from Federal Home Loan Bank, securities sold under agreements to repurchase and other borrowed money	902,264	713,529	1,780,854	1,405,086

Total interest expense	3,556,962	2,626,015	6,912,642	5,097,890

NET INTEREST INCOME	3,789,669	3,785,459	7,585,344	7,404,515

PROVISION FOR LOAN LOSSES	75,000	75,000	150,000	150,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,714,669	3,710,459	7,435,344	7,254,515

OTHER INCOME:
Service charges	404,270	383,719	777,821	735,102
Cash surrender value of life insurance	64,645	63,000	130,145	136,000
Other	129,983	124,882	245,899	268,678

Total other income	598,898	571,601	1,153,865	1,139,780

OTHER EXPENSE:
Salaries and employee benefits	1,855,364	1,718,686	3,749,251	3,458,308
Occupancy and equipment	656,519	582,282	1,321,552	1,165,403
Federal insurance premiums	13,112	14,500	27,621	29,510
Advertising	114,636	107,361	202,724	200,979
Professional services	155,245	203,945	297,490	362,617
Other operating expenses	358,741	339,708	685,216	661,089

Total other expenses	3,153,617	2,966,482	6,283,854	5,877,906

INCOME BEFORE INCOME TAXES	1,159,950	1,315,578	2,305,355	2,516,389

INCOME TAX EXPENSE	459,827	525,714	902,486	984,228

NET INCOME	$700,123	$789,864	$1,402,869	$1,532,161

Basic earnings per share:	$0.08	$0.09	$0.17	$0.18
Diluted earnings per share:	$0.08	$0.09	$0.17	$0.18

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Common Stock	Additional Paid-In Capital	Retained Earnings - Partially Restricted	Treasury Stock	Unallocated ESOP Shares	Deferred Compensation Plans Trust	Accumulated Other Comprehensive Income (Loss)	Total Equity
BALANCE—January 1, 2006	$87,627	$38,392,348	$27,633,345	$—	$(4,798,480)	$(373,607)	$(372,951)	$60,568,282
Comprehensive income:
Net income			1,402,869					1,402,869
Net change in unrealized loss on securities available for sale, net of taxes of $(109,522)							(341,211)	(341,211)

Comprehensive income								1,061,658
Reclassification upon adoption of SFAS 123(R)		(1,821,490)			1,821,490			—
Excess of fair market value above cost of ESOP shares committed to be released		23,644						23,644
Unallocated ESOP shares committed to employees					114,500			114,500
Purchase of treasury stock				(362,204)				(362,204)
Restricted stock shares		198,712						198,712
Stock options		153,018						153,018
Purchase of shares by deferred compensation plans trust						(21,483)		(21,483)

BALANCE—June 30, 2006	$87,627	$36,946,232	$29,036,214	$(362,204)	$(2,862,490)	$(395,090)	$(714,162)	$61,736,127

BALANCE—January 1, 2005	$87,627	$38,387,523	$24,557,370	$—	$(3,205,990)	$(321,260)	$289,966	$59,795,236
Comprehensive income:
Net income			1,532,161					1,532,161
Net change in unrealized loss on securities available for sale, net of taxes of $(55,012)							(129,120)	(129,120)

Comprehensive income								1,403,041
Excess of fair market value above cost of ESOP shares		8,015						8,015
ESOP shares committed to be released					114,500			114,500
Purchase of shares by deferred compensation plans trust						(25,438)		(25,438)

BALANCE—June 30, 2005	$87,627	$38,395,538	$26,089,531	$—	$(3,091,490)	$(346,698)	$160,846	$61,295,354

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$1,402,869	$1,532,161
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	577,343	676,918
Provision for loan losses	150,000	150,000
Deferred income taxes	34,691	89,983
ESOP and restricted stock plans	313,213	—
Incentive stock option plan	153,018	—
Loss on sale of office properties and equipment	229	—
Increase in cash surrender value of life insurance	(130,145)	(136,000)
Excess of fair value above cost of ESOP shares	23,644	8,015
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(30,691)	(125,632)
Prepaid expenses and other assets	(147,776)	(181,735)
Accrued interest payable	28,125	769
Other liabilities	135,101	546,448

Net cash provided by operating activities	2,509,621	2,560,927

INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities held to maturity	434,468	224,582
Mortgage-backed securities available for sale	4,312,160	6,792,461
Loans originated, net of repayments	(17,302,998)	(33,285,126)
Purchases of:
Mortgage-backed securities held to maturity	(523,429)	(3,993,750)
Investment securities held to maturity	(788,431)	(1,900,000)
Investment securities available for sale	—	(3,998,125)
Federal Home Loan Bank stock	(1,231,600)	(289,500)
Office properties and equipment	(308,533)	(742,153)
Proceeds from redemption of:
Federal Home Loan Bank stock	823,500	—
Proceeds from maturities of:
Investment securities held to maturity	4,292,600	665,000
Investment securities available for sale	4,730,713	5,781,274
Purchase of life insurance contracts	—	(85,100)

Net cash used in investing activities	(5,561,550)	(30,830,437)

FINANCING ACTIVITIES:
Increase in deposits	11,040,923	15,374,040
Increase (decrease) in securities sold under agreements to repurchase	(11,240,000)	1,650,000
Increase in advances from the Federal Home Loan Bank	17,000,000	—
Purchase of treasury stock	(362,204)	—
Purchase of shares by deferred compensation plans trust	(21,483)	(25,438)
Increase in advances from borrowers for taxes and insurance	278,292	267,463

Net cash provided by financing activities	16,695,528	17,266,065

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,643,599	(11,003,445)

CASH AND CASH EQUIVALENTS—Beginning of period	13,400,085	47,395,819

CASH AND CASH EQUIVALENTS—End of period	$27,043,684	$36,392,374

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION—Cash paid during the period for:
Interest	$6,884,517	$5,097,120

Income taxes	$1,000,000	$485,013

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005. The results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006 or any other period.

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

New Accounting Pronouncements-In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 154 – “Accounting Changes and Error Corrections.” SFAS No. 154, a replacement of Accounting Principals Board (“APB”) Opinion No. 20 – “Accounting Changes” and FASB Statement No. 3 – “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Early application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005. The adoption of SFAS No. 154 did not have a material effect on our financial condition or results of operations.

On December 19, 2005, the FASB issued FASB Staff Position (“FSP”) 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.” FSP 94-6-1 addresses whether, under existing guidance, non-traditional loan products represent a concentration of credit risk and what disclosures are required for entities that originate, hold, guarantee, service or invest in loan products whose terms may give rise to a concentration of credit risk. Non-traditional loan products expose the originator, holder, investor, guarantor or servicer to higher credit risk than traditional loan products. Typical features of non-traditional loan products may include high loan-to-value ratios and interest or principal repayments that are less than the repayments for fully amortizing loans of an equivalent term. FSP 94-6-1 was effective upon its issuance and did not have a material impact on the Company’s financial position or disclosures.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” This statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect that the guidance will have a material effect on the Company’s financial position or results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this pronouncement.

2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	June 30, 2006
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
Debt securities -
Municipal securities	$788,431	$—	$—	$788,431

Available for Sale
Debt securities -
U.S. Government and Federal Agencies	$19,705,058	$—	$161,797	$19,543,261
Municipal securities	2,954,117	41,935	—	2,996,052
Corporate	11,969,164	221,687	119,850	12,071,001
Mutual funds	8,012,172	165,134	261,642	7,915,664

	$42,640,511	$428,756	$543,289	$42,525,978

	December 31, 2005
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
Debt securities -
Municipal securities	$4,292,600	$1,035	$—	$4,293,635

Available for Sale
Debt securities:
U.S. Government and Federal Agencies	$22,433,195	$5,230	$303,427	$22,134,998
Municipal securities	4,949,764	79,699	—	5,029,463
Corporate	11,973,310	274,114	93,018	12,154,406
Mutual Funds	8,012,172	186,931	232,095	7,967,008

	$47,368,441	$545,974	$628,540	$47,285,875

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2006 and December 31, 2005:

	June 30, 2006
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities -
U.S. Government and Federal Agencies	$—	$—	$19,543,261	$161,797	$19,543,261	$161,797
Corporate	3,625,935	26,804	1,515,634	93,046	5,141,569	119,850
Mutual funds	—	—	7,747,934	261,642	7,747,934	261,642

	$3,625,935	$26,804	$28,806,829	$516,485	$32,432,764	$543,289

	December 31, 2005
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities -
U.S. Government and Federal Agencies	$3,531,734	$42,653	$17,982,383	$260,774	$21,514,117	$303,427
Corporate	1,490,405	20,648	1,537,204	72,370	3,027,609	93,018
Mutual funds	—	—	7,777,482	232,095	7,777,482	232,095

	$5,022,139	$63,301	$27,297,069	$565,239	$32,319,208	$628,540

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

At June 30, 2006, 13 debt securities and 2 mutual fund holdings had aggregate depreciation of 1.76% from the Company’s amortized cost basis for 12 months or longer. The unrealized loss on debt securities relates principally to the changes in market interest rates. U.S. Government and federal agencies securities represent U.S. treasury and federal agency issues and are currently rated AAA by at least one bond credit rating agency. The corporate securities have no identified credit issues and have a current average credit rating of A. As management has the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no decline is deemed to be other than temporary.

Although the mutual fund holdings have unrealized losses, no credit issues have been identified that cause management to believe that declines in market value are other than temporary as the securities in the portfolios of the mutual fund holdings are AAA rated government or agencies bonds. Although the fair value of the mutual fund holdings will fluctuate as the market interest rates move, management believes that the fair value will recover as the securities held in the mutual fund portfolios mature and are reinvested at market rate yielding investments. Management has the ability and intent to hold these mutual funds until such time that the values recover.

The amortized cost and estimated fair value of debt securities available for sale at June 30, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2006
	Held to Maturity Securities		Available for Sale Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within 1 year	$788,431	$788,431	$18,853,190	$18,712,274
Due after 1 year through 5 years	—	—	1,460,547	1,432,861
Due after 5 years through 10 years	—	—	1,000,000	913,760
Due after 10 years	—	—	13,314,602	13,551,419

Total	$788,431	$788,431	$34,628,339	$34,610,314

3. MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:

	June 30, 2006
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity

GNMA pass-through certificates	$133,778	$3,414	$—	$137,192
FHLMC pass-through certificates	527,080	268	6,301	521,047
FNMA pass-through certificates	4,858,521	—	253,855	4,604,666

Total	$5,519,379	$3,682	$260,156	$5,262,905

Available for Sale

FHLMC pass-through certificates	$10,831,272	$7,181	$431,195	$10,407,258
GNMA pass-through certificates	4,047,381	15,666	22,880	4,040,167
FNMA pass-through certificates	18,458,147	7,506	623,581	17,842,072
Small Business Administration certificates	18,188	—	128	18,060

Total	$33,354,988	$30,353	$1,077,784	$32,307,557

	December 31, 2005
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity

GNMA pass-through certificates	$153,602	$5,225	$—	$158,827
FHLMC pass-through certificates	4,013	347	—	4,360
FNMA pass-through certificates	5,278,298	2,050	122,835	5,157,513

Total	$5,435,913	$7,622	$122,835	$5,320,700

Available for Sale

FHLMC pass-through certificates	$11,789,191	$17,544	$275,214	$11,531,521
GNMA pass-through certificates	4,602,712	72,341	19,678	4,655,375
FNMA pass-through certificates	21,288,309	55,204	384,493	20,959,020
Small Business Administration certificates	29,934	—	168	29,766

Total	$37,710,146	$145,089	$679,553	$37,175,682

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2006 and December 31, 2005:

	June 30, 2006
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
FHLMC pass-through certificates-held-to-maturity	$517,128	$6,301	$—	$—	$517,128	$6,301
FNMA pass-through certificates-held-to-maturity	3,478,530	182,277	1,126,136	71,578	4,604,666	253,855
SBA pass-through certificates	—	—	18,060	128	18,060	128
FHLMC pass-through certificates	4,967,643	226,787	5,186,150	204,408	10,153,793	431,195
GNMA pass-through certificates	772,786	1,667	1,100,551	21,213	1,873,337	22,880
FNMA pass-through certificates	3,418,724	77,462	13,507,974	546,119	16,926,698	623,581

Total	$13,154,811	$494,494	$20,938,871	$843,446	$34,093,682	$1,337,940

	December 31, 2005
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
FNMA pass-through certificates-held-to-maturity	$3,651,184	$77,532	$1,339,509	$45,303	$4,990,693	$122,835
SBA pass-through certificates	—	—	29,766	168	29,766	168
FHLMC pass-through certificates	4,763,766	99,930	5,718,543	175,284	10,482,309	275,214
GNMA pass-through certificates	206,343	195	1,111,778	19,483	1,318,121	19,678
FNMA pass-through certificates	8,492,438	169,824	9,938,447	214,669	18,430,885	384,493

Total	$17,113,731	$347,481	$18,138,043	$454,907	$35,251,774	$802,388

Management believes that the estimated fair value of the securities is dependent upon the movement in market interest rates and that the unrealized losses are temporary. At June 30, 2006, 21 mortgage-backed securities had aggregate depreciation of 3.87% from the Company’s amortized cost basis for 12 months or longer. The unrealized losses relate principally to the changes in market interest rates. These securities represent asset backed federal agency issues and are currently rated AAA by at least one bond credit rating agency. As management has the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no declines are deemed to be other than temporary.

4. LOANS RECEIVABLE – NET

Loans receivable consist of the following:

	June 30, 2006	December 31, 2005
Real estate - mortgage:
One-to four-family residential	$305,408,718	$294,295,873
Commercial and multi-family	29,999,923	28,725,017

Total real estate-mortgage	335,408,640	323,020,890

Real estate - construction:
Residential	12,996,902	12,230,271
Commercial	9,329,929	11,018,586

Total real estate - construction	22,326,831	23,248,857

Commercial	18,395,852	16,582,359

Consumer
Home equity	52,470,341	48,536,606
Other consumer loans	956,418	1,135,459

Total consumer loans	53,426,759	49,672,065

Total loans	429,558,083	412,524,170

Net deferred loan cost	1,351,803	1,233,606
Allowance for loan losses	(1,896,854)	(1,752,667)

Net total loans	$429,013,032	$412,005,109

Changes in the allowance for loan losses are as follows:

	Six Months Ended June 30,
	2006	2005
Balance at January 1	$1,752,667	$1,466,295
Provision for loan loss	150,000	150,000
Charge-offs	(7,105)	(4,466)
Recoveries	1,292	2,189

Balance at June 30	$1,896,854	$1,614,018

5. DEPOSITS

Deposits consist of the following major classifications:

	June 30, 2006		December 31, 2005
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
NOW and other demand deposit accounts	$213,659,643	1.83%	$207,015,598	1.56%
Passbook savings and club accounts	67,871,502	1.13%	79,437,866	1.16%

Subtotal	281,531,145		286,453,464

Certificates with original maturities:
Within one year	68,597,275	4.15%	46,783,779	3.32%
One to three years	36,441,690	3.85%	41,164,569	3.41%
Three years and beyond	41,384,715	4.86%	42,512,090	4.81%

Total certificates	146,423,680		130,460,438

Total	$427,954,825		$416,913,902

The aggregate amount of certificate accounts in denominations of $100,000 or more at June 30, 2006 and December 31, 2005 amounted to $48,831,213 and $42,241,555, respectively.

Municipal demand deposit accounts in denominations of $100,000 or more at June 30, 2006 and December 31, 2005 amounted to $58,915,806 and $60,129,245, respectively.

6. EARNINGS PER SHARE

Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities.

The difference between the common shares issued and the common shares outstanding, for the purposes of calculating basic earnings per share (“EPS”), is a result of the unallocated ESOP shares and treasury stock purchases.

The calculated basic and diluted EPS are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator	$700,123	$789,864	$1,402,869	$1,532,160
Denominators:
Basic shares outstanding	8,290,981	8,450,731	8,293,774	8,447,868
Effect of diluted securities	171,300	—	171,300	—

Dilutive shares outstanding	8,462,281	8,450,731	8,465,074	8,447,868

Earnings per share:
Basic	$0.08	$0.09	$0.17	$0.18
Diluted	$0.08	$0.09	$0.17	$0.18

At June 30, 2006, there were 381,000 outstanding options that were anti-dilutive.

7. STOCK-BASED COMPENSATION

In August 2005, the shareholders of the Company approved the adoption of the 2005 Equity Based Incentive Plan (the “Equity Plan”). The Equity Plan provides for the grant of shares of common stock of the Company to certain officers, directors and employees of the Company. In order to fund the grant of shares under the Equity Plan, the Equity Plan Trust (the “Trust”) purchased 171,300 shares of the Company’s common stock in the open market for approximately $2.0 million, at an average price of $11.70 per share. The Company made sufficient contributions to the Trust to fund these purchases. No additional purchases are expected to be made by the Trust under this plan. Pursuant to the terms of the plan, all 171,300 shares acquired by the Trust were granted to certain officers and directors of the Company in August 2005. The Equity Plan shares will generally vest at the rate of 20% per year over five years. As of June 30, 2006, no shares were fully vested or forfeited.

Compensation expense related to the shares granted is recognized ratably over the five-year vesting period in an amount which totals the market price of the Company’s stock at the date of grant. During the three months and six months ended June 30, 2006, approximately $99,000 and $199,000 was recognized in compensation expense for the plan, respectively.

The Equity Plan also authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years. A total of 429,374 shares of common stock have been reserved for future issuance pursuant to the Equity Plan, of which 396,000 were awarded on August 10, 2005. As of June 30, 2006, 381,000 options were outstanding. During the three and six months ended June 30, 2006, approximately $77,000 and $153,000, respectively, was recognized in compensation expense for the plan.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R) using a modified prospective application. Accordingly, prior period amounts have not been restated. The adoption required a reclassification to additional paid-in capital of $(1,821,000) from common stock acquired by employee benefit plan trusts. In the second quarter of 2006, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $77,000. The incremental stock-based compensation expense caused income before taxes to decrease by $77,000, net income to decrease by $62,000 and diluted earnings per share to decrease by $0.01 per share. In the first six months of 2006, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $153,000. The incremental stock-based compensation expense caused income before taxes to decrease by $153,000, net income to decrease by $124,000 and diluted earnings per share to decrease by $0.01 per share. As of June 30, 2006, expenses totaling $550,000 remain to be recognized over the next 4.1 years.

Share-based compensation costs prior to January 1, 2006 were recognized using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” For disclosure purposes, pro forma net income and net income per share data were provided in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as if the fair value method had been applied. Under SFAS No. 123, compensation cost related to stock options granted to employees was computed based on the fair value of the stock option at the date of grant using the Black-Scholes option pricing model. Prior to the adoption of SFAS 123(R), had compensation costs been determined based on the fair market value of the stock options consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been unchanged for the three months ended June 30, 2005, as the Company had not entered into any share-based compensation arrangements at that time.

The estimated fair value of options granted during 2005 was $2.31 per share. The fair value was estimated on the date of grant using the Black-Scholes Single Option Pricing Model with the following weighted average assumptions used:

Year Ended December 31, 2005
Dividend yield	0.00%
Expected volatility	21.54%
Risk-free interest rate	4.07%
Expected life of options	5.0

A summary of the status of the Company’s stock options under the Equity Plan as of June 30, 2006 and changes during the six months ended June 30, 2006 are presented below:

	Six Months EndedJune 30, 2006
	Number of Shares	Weighted average Exercise price
Outstanding at the beginning of the period	388,500	$11.60
Granted	—	—
Exercised	—	—
Forfeited	7,500	$11.60

Outstanding at the end of the period	381,000	$11.60

Exercisable at the end of the period	—	$—

The following table summarizes all stock options outstanding under the Equity Plan as of June 30, 2006:

	Options Outstanding
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
			(in Years)
$11.60	381,000	$11.60	9.1

8. STOCK REPURCHASE PLAN

On March 29, 2006, the Company’s Board of Directors approved the repurchase of 200,087 shares of the Company’s common stock in the open market. As of June 30, 2006, 28,800 shares had been purchased. The Company is still purchasing shares in the open market to complete the remaining 171,287 shares approved for purchase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This Quarterly Report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather are statements based on Ocean Shore Holding Co.’s (“Ocean Shore Holding” or the “Company”) current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Ocean Shore Holding assumes no obligation to update any forward-looking statements unless required to do so under federal securities laws.

GENERAL

Ocean Shore Holding Co. is a federally chartered savings and loan holding company established in 1998 to be the holding company for Ocean City Home Bank (the “Bank”). Ocean Shore Holding’s business activity is the ownership of the outstanding capital stock of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2006 AND DECEMBER 31, 2005

Total assets of the Company increased by $18.5 million to $562.3 million at June 30, 2006, from $543.8 million at December 31, 2005. Total loans receivable and cash and cash equivalents increased $17.0 million and $13.6 million, respectively, offset by decreases of $8.3 million in investments and $4.8 million in mortgage-backed securities.

Investments

Investments decreased $8.3 million to $43.3 million at June 30, 2006 from $51.6 million at December 31, 2005. Maturities of municipal securities totaling $9.1 million were partially offset by purchases of $800,000. Mortgage-backed securities decreased by $4.8 million to $37.8 million as payments received and fluctuations in market value of investments totaling $5.3 million were partially offset by purchases of $500,000. The decrease in investments and mortgage-backed securities was attributable to management’s decision to use the proceeds from maturities and repayments to fund loan demand.

Loans

Loans receivable increased $17.0 million to $429.0 million at June 30, 2006 from $412.0 million at December 31, 2005. Loan originations totaled $58.0 million for the six months ended June 30, 2006 including real estate mortgage loan originations of $26.2 million, real estate construction originations of $10.1 million, consumer loan originations of $16.2 million and commercial loan originations of $5.5 million. Originations were offset by $41.0 million in normal loan payments and payoffs.

The following table summarizes changes in the loan portfolio in the six months ended June 30, 2006.

	June 30, 2006	December 31, 2005	$ change	% change
	(Dollars in thousands)
Real estate - mortgage:
One-to four-family residential	$305,409	$294,296	$11,113	3.78%
Commercial and multi-family	30,000	28,725	1,275	4.44%

Total real estate-mortgage	335,409	323,021	12,388	3.83%

Real estate - construction:
Residential	12,997	12,230	767	6.27%
Commercial	9,330	11,019	(1,689)	(15.33)%

Total real estate - construction	22,327	23,249	(922)	(3.97)%

Commercial	18,396	16,582	1,813	10.94%

Consumer
Home equity	52,470	48,537	3,934	8.10%
Other consumer loans	957	1,135	(179)	(15.77)%

Total consumer loans	53,427	49,672	3,755	7.56%

Total loans	429,558	412,524	17,034	4.13%

Net deferred loan cost	1,352	1,234	118	9.58%
Allowance for loan losses	(1,897)	(1,753)	(144)	8.23%

Net total loans	$429,013	$412,005	$17,008	4.13%

Non-Performing Assets

Non-performing assets totaled $61,000 at June 30, 2006. Net charge-offs were $6,000 in the six months ended June 30, 2006, compared to $2,000 in the same period last year. The allowance for loan losses was 0.44% of total loans at June 30, 2006 compared to 0.39% of total loans at June 30, 2005.

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Allowance for loan losses:
Allowance at beginning of period	$1,753	$1,466
Provision for loan losses	150	150
Recoveries	1	2
Charge-offs	7	4

Net charge-offs	6	2

Allowance at end of period	$1,897	$1,614

Allowance for loan losses as a percent of total loans	0.44%	0.43%
Allowance for loan losses as a percent of nonperforming loans	N/M	N/M

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Mortgage loans	$59	$91
Consumer loans	2	7

Total nonperforming assets	$61	$98

Nonperforming loans as a percent of total loans	0.01%	0.02%

Nonperforming assets as a percent of total assets	0.01%	0.02%

Deposits

Deposits increased by $11.1 million, or 2.6%, to $428.0 million at June 30, 2006 from $416.9 million at December 31, 2005. An increase in commercial checking of $6.5 million and consumer checking of $1.3 million was offset by a decrease in municipal checking of $1.2 million. An increase in certificates of deposit of $16.0 million was offset by a decrease in savings accounts of $11.6 million.

The following table summarizes changes in deposits in the six months ended June 30, 2006.

	June 30, 2006	December 31, 2005	$ Change	% Change
	(Dollars in thousands)
NOW and other demand deposit accounts	$213,660	$207,016	$6,644	3.21%
Passbook savings and club accounts	67,871	79,438	(11,566)	(14.56)%

Subtotal	281,531	286,454	(4,922)	(1.72)%

Certificates with original maturities:
Within one year	68,597	46,784	21,814	46.63%
One to three years	36,442	41,165	(4,723)	(11.47)%
Three years and beyond	41,385	42,512	(1,127)	(2.64)%

Total certificates	146,424	130,461	15,963	12.24%

Total	$427,955	$416,914	$11,041	2.65%

Borrowings

Federal Home Loan Bank advances increased $17.0 million to $44.0 million at June 30, 2006 from $27.0 million December 31, 2005. Other borrowings decreased $11.2 million from $18.5 million at December 31, 2005 to $7.2 million at June 30, 2006. The additional net borrowings of $5.8 million were used to fund loan demand.

Stockholders’ Equity

Stockholders’ equity increased by $1.1 million to $61.7 million at June 30, 2006 from $60.6 million at December 31, 2005 primarily as a result from current period earnings of $1.4 million offset by an increase of treasury stock of $360,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Net income was $700,000 for the three months ended June 30, 2006 as compared to $790,000 for the three months ended June 30, 2005. The $90,000, or 11.4%, decrease in 2006 from 2005 was due to an increase in other expenses of $187,000 offset by an increase in net interest income of $4,000, an increase in other income of $27,000 and a decrease in income tax expense of $66,000.

Net income was $1,403,000 for the six months ended June 30, 2006 as compared to $1,532,000 for the six months ended June 30, 2005. The $129,000, or 8.4%, decrease in 2006 from 2005 was due to an increase in other expenses of $406,000 offset by an increase in net interest income of $181,000, an increase in other income of $14,000 and a decrease in income tax expense of $82,000.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Net income	$700	$790	$1,403	$1,532
Basic and diluted earnings per share	$0.08	$0.09	$0.17	$0.18
Return on average assets (annualized)	0.50%	0.58%	0.51%	0.57%
Return on average equity (annualized)	4.53%	5.23%	4.56%	5.07%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three-month periods ended June 30, 2006 and 2005.

	Three Months Ended June 30,
	2006	2005	$ Change	% Change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$6,255	$5,044	$1,211	24.0%
Investment securities	1,001	1,212	(211)	(17.4)%
Other interest-earning assets	91	155	(64)	(41.2)%

Total interest income	$7,347	$6,411	$936	14.6%

INTEREST EXPENSE:
Deposits	$2,655	$1,912	$743	38.8%
Borrowings	902	714	188	26.4%

Total interest expense	3,557	2,626	931	35.5%

Net interest income	$3,790	$3,785	$5	0.1%

Interest income increased by $936,000 in the second quarter of 2006 compared to the second quarter of 2005, reflecting an increase in loan income of $1.2 million, a decrease in investment income of $211,000 and a decrease of income on other interest-earning assets of $64,000. The increase in loan income resulted from an increase in the average balance of loans of $62.9 million and an increase in the average yield of 31 basis points. The decrease in investment income resulted from decrease in the average balance of $32.6 million offset by an increase in the average yield of 65 basis points. The decrease in income from other interest-earning assets resulted from a decrease in the average balance of $13.8 million offset by an increase in the average yield in federal funds sold of 202 basis points.

Interest expense increased by $931,000, reflecting an increase in municipal deposit expense of $318,000, an increase in time deposit expense of $485,000, a decrease in all other deposits of $60,000 and an increase in interest expense on borrowings of $188,000. Municipal deposit expense is tied to the 90-day treasury bill and increased as a result of a rise in the rate on 90-day treasury bills, while time deposit expense increased as a result of deposit growth and an increase in the average rate paid. Other deposit expense increased as a result of deposit growth. Borrowing expense increased as a result of higher average balances of borrowings.

The interest rate spread and net interest margin were 2.59% and 2.96%, respectively, for the three months ended June 30, 2006 compared to 2.75% and 3.05% for the same period in 2005. The yield on interest earning assets increased as the average balance and yield on loans increased and short-term investments were reinvested in higher yielding investments due to generally higher market interest rates in the short-term end of the yield curve. The continued rise in short-term interest rates increased the cost of interest expense on deposits and borrowings.

The following table summarizes changes in interest income and interest expense for the six-month periods ended June 30, 2006 and 2005.

	Six Months Ended June 30,
	2006	2005	$ Change	% Change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$12,281	$9,796	$2,485	25.4%
Investment securities	2,060	2,380	(320)	(13.5)%
Other interest-earning assets	157	326	(169)	(51.8)%

Total interest income	$14,498	$12,502	$1,996	16.0%

INTEREST EXPENSE:
Deposits	$5,132	$3,693	$1,439	39.0%
Borrowings	1,781	1,405	376	26.8%

Total interest expense	6,913	5,098	1,815	35.6%

Net interest income	$7,585	$7,404	$181	2.4%

Interest income increased by $2.0 million in the six months ended June 30, 2006 compared to the same period in 2005, reflecting increases in loan income offset by decreases in other interest-earning assets income and investment income. The increase in loan income resulted from an increase in the average balance of loans of $67.4 million and an increase in the average yield of 29 basis points. The increase in the average balance of loans was a direct result of new loan originations while the higher yield was the result of both new loans that were originated at higher yields and existing loans repricing at higher rates. Investment income decreased $320,000 as the decrease of the average balance of $29.0 million was offset by an increase in the average yield of 65 basis points. Income in federal funds sold decreased $169,000 as the decrease in the average balance of $17.9 million was offset by an increase in the average yield of 205 basis points. The decreases in the average balances of investments and federal funds were the result of maturities and repayments, while the higher yield was the result of higher short-term interest rates.

Interest expense increased by $1.8 million, reflecting an increase in municipal deposit expense of $648,000, an increase in time deposit expense of $662,000, an increase in other checking and savings deposit expense of $129,000 and an increase in interest expense on borrowings of $377,000. Municipal deposit expense is tied to the 90-day treasury bill and increased as a result of a rise in the rate on 90-day treasury bills, while time deposit expense increased as a result of deposit growth and an increase in the average rate paid. Other checking and savings deposit expense increased as a result of higher deposit balances. Borrowing expense increased as a result of higher average balance of borrowings.

The interest rate spread and net interest margin of the Company were 2.61% and 2.97%, respectively, for the six months ended June 30, 2006 compared to 2.73% and 3.02% for the same period in 2005. The yield on interest earning assets increased as short-term investments were reinvested in higher yielding investments due to higher, short-term interest rates, loans repricing at higher interest rates and new loans originated at higher interest rates. The continued rise in short-term interest rates increased the cost of interest expense on deposits and borrowings.

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

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
Average Balance Tables	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$422,708	$6,255	5.92%	$359,845	$5,044	5.61%
Investment securities	82,182	1,001	4.87%	114,750	1,212	4.22%
Other interest-earning assets	7,390	91	4.95%	21,208	155	2.93%

Total interest-earning assets	512,280	7,347	5.74%	495,803	6,411	5.17%

Noninterest-earning assets	42,738			46,166

Total assets	$555,018			$541,969

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$170,086	$972	2.29%	$170,947	$644	1.51%
Savings accounts	71,611	203	1.13%	93,556	273	1.17%
Certificates of deposit	142,692	1,480	4.15%	118,765	995	3.35%

Total interest-bearing deposits	384,389	2,655	2.76%	383,268	1,912	2.00%

FHLB advances	43,011	451	4.19%	10,000	78	3.10%
Securities sold under agreements to repurchase	8,788	116	5.29%	24,892	301	4.83%
Subordinated debt	15,464	335	8.67%	15,464	335	8.67%

Total borrowings	67,263	902	5.37%	50,356	714	5.67%

Total interest-bearing liabilities	451,652	3,557	3.15%	433,624	2,626	2.42%

Noninterest-bearing liabilities	41,489			47,941

Total liabilities	493,141			481,565

Stockholders’ equity	61,877			60,404

Total liabilities and stockholders’ equity	$555,018			$541,969

Net interest income		$3,790			$3,785

Interest rate spread			2.59%			2.75%
Net interest margin			2.96%			3.05%
Average interest-earning assets to average interest-bearing liabilities	113.42%			114.34%

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
Average Balance Tables	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$418,429	$12,281	5.87%	$351,047	$9,796	5.58%
Investment securities	85,873	2,060	4.80%	114,826	2,380	4.15%
Other interest-earning assets	6,692	157	4.70%	24,584	326	2.65%

Total interest-earning assets	510,994	14,498	5.67%	490,456	12,502	5.10%

Noninterest-earning assets	42,922			44,848

Total assets	$553,916			$535,304

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$171,914	$1,898	2.21%	$170,361	$1,235	1.45%
Savings accounts	73,954	419	1.13%	94,224	542	1.15%
Certificates of deposit	139,935	2,815	4.02%	117,120	1,916	3.27%

Total interest-bearing deposits	385,803	5,132	2.66%	381,705	3,693	1.93%

FHLB advances	36,952	762	4.12%	10,000	154	3.08%
Securities sold under agreements to repurchase	13,610	349	5.12%	23,924	580	4.85%
Subordinated debt	15,464	670	8.67%	15,464	670	8.67%

Total borrowings	66,026	1,781	5.39%	49,388	1,404	5.69%

Total interest-bearing liabilities	451,829	6,913	3.06%	431,093	5,097	2.36%

Noninterest-bearing liabilities	40,508			43,847

Total liabilities	492,337			474,940

Stockholders’ equity	61,579			60,364

Total liabilities and stockholders’ equity	$553,916			$535,304

Net interest income		$7,585			$7,405

Interest rate spread			2.61%			2.73%
Net interest margin			2.97%			3.02%
Average interest-earning assets to average interest-bearing liabilities	113.09%			113.77%

Provision for Loan Losses

We review the level of the allowance for loan losses on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. The provision for loan losses was $75,000 and $150,000 for the three and six months ended June 30, 2006, respectively, compared to $75,000 and $150,000 for the three and six months ended June 30, 2005, respectively. The provision for loan loses was primarily to maintain an allowance level deemed appropriate by management in light of factors such as the level of non-performing loans and the current market conditions.

Other Income

The following table summarizes other income for the three months ended June 30, 2006 and 2005 and the changes between the periods.

	Three Months Ended June 30,
	2006	2005	% Change
	(Dollars in thousands)
OTHER INCOME:

Service charges	$404	$384	5.4%
Cash surrender value of life insurance	65	63	2.6%
Other	130	125	4.1%

Total other income	$599	$572	4.8%

Other income increased $27,000, or 4.8%, to $599,000 for the three-month period ended June 30, 2006 from the same period in 2005. The increases in service charges were the result of higher fees collected as a result of a growing deposit base.

The following table summarizes other income for the six months ended June 30, 2006 and 2005 and the changes between the periods.

	Six Months Ended June 30,
	2006	2005	% Change
	(Dollars in thousands)
OTHER INCOME:

Service charges	$778	$735	5.8%
Cash surrender value of life insurance	130	136	(4.3)%
Other	246	269	(8.5)%

Total other income	$1,154	$1,140	1.2%

Other income increased $14,000, or 1.2%, to $1.2 million for the six-month period ended June 30, 2006 from the same period in 2005. The increase occurred in service charge fees collected offset by a decrease in commissions and the income on the surrender value of bank-owned life insurance.

Other Expense

The following table summarizes other expense for the three months ended June 30, 2006 and 2005 and the changes between the periods.

	Three Months Ended June 30,
	2006	2005	% Change
	(Dollars in thousands)
OTHER EXPENSE:

Salaries and employee benefits	$1,855	$1,719	8.0%
Occupancy and equipment	657	582	12.7%
Federal insurance premiums	13	14	(9.6)%
Advertising	115	107	6.8%
Professional services	155	204	(23.9)%
Other operating expense	359	340	5.6%

Total other expense	$3,154	$2,966	6.3%

Other expenses increased $188,000 to $3.2 million for the three-month period ended June 30, 2006 from the same period in 2005. Salaries and employee benefits increased $136,000 due to regular salary increases and the cost of share-based compensation. Occupancy and equipment increased $75,000 due primarily to increases in costs associated with the opening of a new branch office in the third quarter of 2005. These increases were offset by decreases of $49,000 in professional services, including decreases in legal and accounting services.

The following table summarizes other expense for the six months ended June 30, 2006 and 2005 and the changes between the periods.

	Six Months Ended June 30,
	2006	2005	% Change
	(Dollars in thousands)
OTHER EXPENSE:

Salaries and employee benefits	$3,749	$3,458	8.4%
Occupancy and equipment	1,322	1,165	13.4%
Federal insurance premiums	28	30	(6.4)%
Advertising	203	201	0.9%
Professional services	297	363	(18.0)%
Other operating expense	685	661	3.6%

Total other expense	$6,284	$5,878	6.9%

Other expenses increased $406,000 to $6.3 million for the six-month period ended June 30, 2006 from the same period in 2005. Salaries and employee benefits increased $291,000 due to regular salary increases and the cost of share-based compensation. Occupancy and equipment increased $157,000 due primarily to increases in costs associated with the opening of a new branch office in the third quarter of 2005. These increases were offset by decreases of $66,000 in professional services, including decreases in legal and accounting services.

Income Taxes

Income taxes decreased $66,000 to $460,000 for an effective tax rate of 39.6% for the three months ended June 30, 2006 compared to $526,000 for an effective tax rate of 40.0% from the same period in 2005. The decrease was a result of lower net income before taxes.

Income taxes decreased $82,000 to $902,000 for an effective tax rate of 39.1% for the six months ended June 30, 2006 compared to $984,000 for an effective tax rate of 39.1% from the same period in 2005. The decrease was a result of lower net income before taxes.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2006, cash and cash equivalents totaled $27.0 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $13.4 million at June 30, 2006. In addition, at June 30, 2006, we had the ability to borrow a total of approximately $151.2 million from the Federal Home Loan Bank of New York, which included available overnight lines of credit of $101.8 million. On that date, we had no overnight advances outstanding.

At June 30, 2006, we had $41.8 million in loan commitments outstanding, which included $13.2 million in undisbursed loans, $23.2 million in unused home equity lines of credit and $5.4 million in commercial lines of credit. Certificates of deposit due within one year of June 30, 2006 totaled $91.7 million, or 62.6% of our total certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We also have the ability to attract and retain deposits by adjusting the interest rates offered.

At June 30, 2006, the Bank exceeded all of its regulatory capital requirements with tangible capital of $56.2 million, or 10.37% of total adjusted assets, which is above the required level of $8.1 million or 1.5%; core capital of $56.2 million, or 10.37% of total adjusted assets which is above the required level of $21.7 million or 4%; and risk-based capital of $58.1 million, or 18.81% of risk-weighted assets, which is above the required level of $24.7 million or 8%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s prompt corrective action regulations.

On March 29, 2006, the Company announced that its board of directors approved the repurchase of up to 200,087 shares of the Company’s outstanding common stock, which is 5% of our outstanding shares (excluding those held by OC Financial MHC). The program began on May 1, 2006. Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time depending on market conditions and other factors. Repurchased shares will be held in treasury. As of June 30, 2006, the Company had repurchased 28,800 shares under this plan at a cost of $362,204.

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

The following table reflects changes in estimated net interest income only for Ocean Shore Holding.

	At June 30, 2006 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	(1.53)%	(4.99)%
100 basis point decrease in rates	2.16%	3.59%

The 200 and 100 basis point change in rates in the above table is assumed to occur evenly over the following twelve and twenty-four months. Based on the scenario above, net interest income would be adversely affected (within our internal guidelines) in the twelve and twenty-four month periods if rates rose by 200 basis points. The reason for the net interest income decrease in both categories is that short-term liabilities repricing at higher interest rates are greater than short-term assets reinvested or repriced at the higher interest rates assumed by the analysis. In addition, if rates declined by 100 basis points, net interest income would be positively affected (within our internal guidelines) in both the twelve- and twenty-four- month periods. The reason for the net interest income increase in both categories is that the balance of short-term liabilities repricing at lower interest rates is greater than the balance of short-term assets reinvested or repriced at the lower interest rates assumed by the analysis.

Net Portfolio Value Analysis

In addition to a net interest income simulation analysis, an interest rate sensitivity analysis prepared by the Office of Thrift Supervision is used to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the net portfolio value of cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 to 300 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at June 30, 2006 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$50,273	$(28,626)	(36)%	9.27%	(429	)bp
200	59,010	(19,889)	(25)	10.65	(291)
100	69,102	(9,797)	(12)	12.16	(140)
0	78,899	—	—	13.56	—
(100)	83,231	4,332	5%	14.09	53
(200)	80,058	1,159	1%	13.49	(7)
(300)	72,413	(6,485)	(8)	12.20	(136)

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

For the three and six months ended June 30, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Item 2 of this report under “Market Risk Management.”

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial offers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
Month #1 April 1, 2006 through April 30, 2006	None	None	None	200,536

Month #2 May 1, 2006 through May 31, 2006	21,300	$12.54	21,300	179,236

Month #3 June 1, 2006 through June 30, 2006	7,500	$12.67	7,500	171,736

Total	28,800	$12.58	28,800

(1)	On August 10, 2005, the Company’s Board of Directors approved the formation and funding of a trust that will purchase 171,749 shares of the Company’s common stock in the open market with funds contributed by the Company. As of September 23, 2005, 171,300 shares were purchased. The remaining 449 shares have not been awarded and may be purchased from time to time at the discretion of the independent trustee of the trust and the shares will be used to fund restricted stock awards under the Company’s 2005 Equity Incentive Plan.

(2)	On March 29, 2006, the Company’s Board of Directors approved the repurchase of 200,087 shares of the Company’s common stock in the open market. As of June 30, 2006, 28,800 shares were purchased. The Company is still purchasing shares in the open market to complete the remaining 171,287 shares approved for purchase.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 17, 2006. The results of the vote on the matters presented at the meeting are as follows:

1.	The following individuals were elected as directors, each for a three-year term:

	Votes for	Votes Withheld
Frederick G. Dalzell, M.D.	8,024,769	90,886
Robert A. Previti, Ed. D.	8,030,469	85,186

2.	The appointment of Deloitte & Touche LLP as auditors for the Company for the fiscal year ending December 31, 2006 was ratified by stockholders by the following vote:

For: 8,100,075;	Against: 10,259

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

OCEAN SHORE HOLDING CO.
(Registrant)

Date: August 10, 2006	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: August 10, 2006	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President