Form 10-Q
period 2006-09-30
OCEAN SHORE HOLDING CO
filed 2006-11-13
CIK 1298716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.(Check one):

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At September 30, 2006, the registrant had 8,620,949 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2006	December 31, 2005
ASSETS
Cash and amounts due from depository institutions	$15,938,044	$13,400,085
Federal funds sold	15,000,000	—

Cash and cash equivalents	30,938,044	13,400,085
Investment securities held to maturity
(estimated fair value — September 2006, $0; December 2005, $4,293,635)	—	4,292,600
Investment securities available for sale
(amortized cost — September 2006, $36,594,602; December 2005, $47,368,441)	36,663,709	47,285,875
Mortgage-backed securities held to maturity
(estimated fair value — September 2006, $5,272,247; December 2005, $5,320,700)	5,401,057	5,435,913
Mortgage-backed securities available for sale
(amortized cost — September 2006, $31,451,423; December 2005, $37,710,146)	30,919,204	37,175,682
Loans receivable - net	433,698,425	412,005,109
Accrued interest receivable:
Loans	1,760,476	1,592,328
Mortgage-backed securities	157,209	176,217
Investment securities	353,604	443,789
Federal Home Loan Bank stock — at cost	3,030,900	2,622,800
Office properties and equipment — net	8,320,067	8,399,552
Prepaid expenses and other assets	2,599,710	3,112,147
Cash surrender value of life insurance	7,534,739	7,339,094
Deferred tax asset	1,277,753	564,683

TOTAL ASSETS	$562,654,897	$543,845,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Non-interest bearing deposits	$34,833,648	$34,223,473
Interest bearing deposits	392,064,480	382,690,429
Advances from Federal Home Loan Bank	44,000,000	27,000,000
Junior subordinated debenture	15,464,000	15,464,000
Securities sold under agreements to repurchase	8,190,000	18,460,000
Advances from borrowers for taxes and insurance	2,423,269	2,200,325
Accrued interest payable	530,983	835,122
Other liabilities	3,060,992	2,404,243

Total liabilities	500,567,372	483,277,592

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 8,762,742 shares issued; 8,620,949 and 8,762,742 shares outstanding at September 2006 and December 2005, respectively	87,627	87,627
Additional paid-in capital	37,125,700	38,392,348
Retained earnings — partially restricted	30,205,694	27,633,345
Treasury stock — at cost: 141,793 shares at September 2006	(1,835,613)	—
Common stock acquired for employee benefit plans	(2,805,240)	(4,798,480)
Deferred compensation plans trust	(405,649)	(373,607)
Accumulated other comprehensive loss	(284,994)	(372,951)

Total stockholders’ equity	62,087,525	60,568,282

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$562,654,897	$543,845,874

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$6,465,687	$5,490,539	$18,746,528	$15,286,954
Taxable interest on mortgage-backed securities	438,534	515,131	1,354,041	1,669,473
Non-taxable interest on municipal securities	37,056	92,257	166,890	295,271
Taxable interest and dividends on investments	693,720	658,802	1,865,524	2,007,436

Total interest and dividend income	7,634,997	6,756,729	22,132,983	19,259,134

INTEREST EXPENSE:
Deposits	2,841,877	2,103,366	7,973,665	5,796,171
Advances from Federal Home Loan Bank, securities sold under agreements to repurchase and other borrowed money	916,312	732,186	2,697,166	2,137,271

Total interest expense	3,758,189	2,835,552	10,670,831	7,933,442

NET INTEREST INCOME	3,876,808	3,921,177	11,462,152	11,325,692

PROVISION FOR LOAN LOSSES	75,000	75,000	225,000	225,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,801,808	3,846,177	11,237,152	11,100,692

OTHER INCOME:
Service charges	388,124	410,480	1,165,945	1,145,583
Cash surrender value of life insurance	65,500	63,000	195,645	199,000
Other	138,135	148,114	384,034	416,792

Total other income	591,759	621,594	1,745,624	1,761,375

OTHER EXPENSES:
Salaries and employee benefits	1,920,933	1,810,411	5,670,183	5,268,720
Occupancy and equipment	691,896	664,255	2,013,448	1,829,658
Federal insurance premiums	13,067	13,653	40,688	43,163
Advertising	93,040	114,550	295,764	315,529
Professional services	167,016	227,901	464,506	590,518
Other operating expenses	333,276	352,527	1,018,493	1,013,616

Total other expenses	3,219,228	3,183,297	9,503,082	9,061,204

INCOME BEFORE INCOME TAXES	1,174,339	1,284,474	3,479,694	3,800,863

INCOME TAX EXPENSE	4,860	506,029	907,346	1,490,257

NET INCOME	$1,169,479	$778,445	$2,572,348	$2,310,606

Basic earnings per share:	$0.14	$0.09	$0.31	$0.27
Diluted earnings per share:	$0.14	$0.09	$0.30	$0.27

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Common Stock	Additional Paid-In Capital	Retained Earnings - Partially Restricted	Treasury Stock	Unallocated ESOP Shares	Deferred Compensation Plans Trust	Accumulated Other Comprehensive Income (Loss)	Total Equity
BALANCE — January 1, 2006	$87,627	$38,392,348	$27,633,346	$—	$(4,798,480)	$(373,607)	$(372,951)	$60,568,282

Comprehensive income:
Net income			2,572,348					2,572,348
Net change in unrealized loss on securities available for sale, net of taxes of $65,961							87,957	87,957

Comprehensive income								2,660,305
Reclassification upon adoption of SFAS 123(R)		(1,821,490)			1,821,490			—
Excess of fair market value above cost of ESOP shares committed to be released		39,503						39,503
Unallocated ESOP shares committed to employees					171,750			171,750
Purchase of treasury stock				(1,835,613)				(1,835,613)
Restricted stock shares		298,069						298,069
Stock options		217,271						217,271
Purchase of shares by deferred compensation plans trust						(32,042)		(32,042)

BALANCE - September 30, 2006	$87,627	$37,125,700	$30,205,694	$(1,835,613)	$(2,805,240)	$(405,649)	$(284,994)	$62,087,525

BALANCE - January 1, 2005	$87,627	$38,387,523	$24,557,370	$—	$(3,205,990)	$(321,260)	$289,966	$59,795,236
Comprehensive income:
Net income			2,310,606					2,310,606
Net change in unrealized loss on securities available for sale, net of taxes of $(336,283)							(545,805)	(545,805)

Comprehensive income								1,764,801
Excess of fair market value above cost of ESOP shares		3,222						3,222
Purchase of shares for restricted stock plan					(1,987,080)			(1,987,080)
Restricted stock shares					66,236			66,236
Unallocated ESOP shares committed to employees					171,750			171,750
Purchase of shares by deferred compensation plans trust						(40,681)		(40,681)

BALANCE — September 30, 2005	$87,627	$38,390,745	$26,867,976	$—	$(4,955,084)	$(361,941)	$(255,839)	$59,773,484

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$2,572,348	$2,310,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	863,711	1,020,419
Provision for loan losses	225,000	225,000
Deferred income taxes	(779,030)	306,353
ESOP and restricted stock plans	469,819	237,986
Incentive stock option plan	217,271	—
Loss on sale of office properties and equipment	229	—
Increase in cash surrender value of life insurance	(195,645)	(199,000)
Excess of fair market value above cost of ESOP shares	39,503	3,222
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(58,955)	(71,020)
Prepaid expenses and other assets	512,436	(443,048)
Accrued interest payable	(304,139)	(332,244)
Other liabilities	656,749	254,141

Net cash provided by operating activities	4,219,297	3,312,415

INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities held to maturity	552,652	456,299
Mortgage-backed securities available for sale	6,197,956	11,243,520
Loans originated, net of repayments	(22,133,327)	(57,082,898)
Purchases of:
Mortgage-backed securities held to maturity	(523,429)	(3,993,750)
Investment securities held to maturity	(788,431)	(5,742,600)
Investment securities available for sale	—	(5,509,375)
Federal Home Loan Bank Stock	(1,250,800)	(289,500)
Office properties and equipment	(504,560)	(1,032,555)
Proceeds from redemption of:
Federal Home Loan Bank stock	842,700	—
Proceeds from maturities of:
Investment securities held to maturity	5,081,031	8,931,851
Investment securities available for sale	10,775,355	9,187,979
Purchase of life insurance contracts	—	(85,100)

Net cash used in investing activities	(1,750,853)	(43,916,129)

FINANCING ACTIVITIES:
Increase in deposits	9,984,226	34,429,946
Increase (decrease) in securities sold under agreements to repurchase	(10,270,000)	2,240,000
Increase in advances from the Federal Home Loan Bank	17,000,000	—
Purchase of treasury stock	(1,835,613)	—
Purchase of shares by deferred compensation plans trust	(32,042)	(40,681)
Increase in advances from borrowers for taxes and insurance	222,944	239,078

Net cash provided by financing activities	15,069,515	34,881,263

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,537,959	(5,722,451)

CASH AND CASH EQUIVALENTS—Beginning of period	13,400,085	47,395,819

CASH AND CASH EQUIVALENTS—End of period	$30,938,044	$41,673,368

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION — Cash paid during the period for:
Interest	$10,971,970	$8,265,686

Income taxes	$1,120,140	$1,375,813

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation -The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006 or any other period.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value in GAAP and (iii) expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company currently is considering the impact from the adoption of SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of a defined benefit postretirement plan is effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. The Company is continuing to evaluate the impact of this pronouncement and does not expect that the guidance will have an effect on the Company’s financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 108. This release expresses the staff’s views regarding the process of quantifying financial statement misstatements and addresses diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company has reviewed SAB No. 18 in connection with our condensed consolidated financial statements for the current and prior periods, and has determined that its adoption will not have an impact on any of these financial statements.

2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	September 30, 2006
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available for Sale
Debt securities -
U.S. Government and Federal Agencies	$13,660,798	$—	$77,398	$13,583,400
Municipal securities	2,954,544	59,304	—	3,013,848
Corporate	11,967,088	248,630	126,459	12,089,259
Mutual funds	8,012,172	187,795	222,765	7,977,202

	$36,594,602	$495,729	$426,622	$36,663,709

	December 31, 2005
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
Debt securities -
Municipal securities	$4,292,600	$1,035	$—	$4,293,635

Available for Sale
Debt securities -
U.S. Government and Federal Agencies	$22,433,195	$5,230	$303,427	$22,134,998
Municipal securities	4,949,764	79,699	—	5,029,463
Corporate	11,973,310	274,114	93,018	12,154,406
Mutual funds	8,012,172	186,931	232,095	7,967,008

	$47,368,441	$545,974	$628,540	$47,285,875

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2006 and December 31, 2005:

	September 30, 2006
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities -
U.S. Government and
Federal Agencies	$—	$—	$13,583,400	$77,398	$13,583,400	$77,398
Corporate	2,126,668	13,521	3,006,046	112,938	5,132,714	126,459
Mutual funds	—	—	7,786,811	222,765	7,786,811	222,765

	$2,126,668	$13,521	$24,376,257	$413,101	$26,502,925	$426,622

	December 31, 2005
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities -
U.S. Government and
Federal Agencies	$3,531,734	$42,653	$17,982,383	$260,774	$21,514,117	$303,427
Corporate	1,490,405	20,648	1,537,204	72,370	3,027,609	93,018
Mutual funds	—	—	7,777,482	232,095	7,777,482	232,095

	$5,022,139	$63,301	$27,297,069	$565,239	$32,319,208	$628,540

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

At September 30, 2006, 11 debt securities had aggregate depreciation of 1.13% from the Company’s amortized cost basis for 12 months or longer. The unrealized loss on debt securities relates principally to the changes in market interest rates. U.S. Government and federal agencies securities represent U.S. treasury and federal agency issues and are currently rated AAA by at least one bond credit rating agency. The corporate securities have no identified credit issues and have a current average credit rating of A. As management has the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no decline is deemed to be other than temporary.

At September 30, 2006, 2 mutual fund holdings had aggregate depreciation of 2.78% from the Company’s amortized cost basis for 12 months or longer. Although the mutual fund holdings have unrealized losses, no credit issues have been identified that cause management to believe that declines in market value are other than temporary as the securities in the portfolios of the mutual fund holdings are AAA rated government or agencies bonds. Although the fair value of the mutual fund holdings will fluctuate as the market interest rates move, management believes that the fair value will recover as the securities held in the mutual fund portfolios mature and are reinvested at market rate yielding investments. Management has the ability and intent to hold these mutual funds until such time that the values recover.

The amortized cost and estimated fair value of debt securities available for sale at September 30, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2006
	Available for Sale Securities
	Amortized Cost	Estimated Fair Value
Due within 1 year	$12,853,022	$12,814,765
Due after 1 year through 5 years	1,416,004	1,374,848
Due after 5 years through 10 years	1,000,000	908,620
Due after 10 years	13,313,404	13,588,274

Total	$28,582,430	$28,686,507

3. MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:

	September 30, 2006
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity

GNMA pass-through certificates	$131,785	$3,195	$—	$134,980
FHLMC pass-through certificates	525,446	4,709	—	530,155
FNMA pass-through certificates	4,743,826	1,247	137,961	4,607,112

Total	$5,401,057	$9,151	$137,961	$5,272,247

Available for Sale

FHLMC pass-through certificates	$10,223,113	$8,438	$223,538	$10,008,013
GNMA pass-through certificates	3,840,465	30,320	15,300	3,855,485
FNMA pass-through certificates	17,375,637	37,371	369,414	17,043,594
Small Business Administration certificates	12,208	—	96	12,112

Total	$31,451,423	$76,129	$608,348	$30,919,204

	December 31, 2005
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity

GNMA pass-through certificates	$153,602	$5,225	$—	$158,827
FHLMC pass-through certificates	4,013	347	—	4,360
FNMA pass-through certificates	5,278,298	2,050	122,835	5,157,513

Total	$5,435,913	$7,622	$122,835	$5,320,700

Available for Sale

FHLMC pass-through certificates	$11,789,191	$17,544	$275,214	$11,531,521
GNMA pass-through certificates	4,602,712	72,341	19,678	4,655,375
FNMA pass-through certificates	21,288,309	55,204	384,493	20,959,020
Small Business Administration certificates	29,934	—	168	29,766

Total	$37,710,146	$145,089	$679,553	$37,175,682

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2006 and December 31, 2005:

	September 30, 2006
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
FNMA pass-through certificates-held-to-maturity	$—	$—	$4,467,457	$137,961	$4,467,457	$137,961
SBA pass-through certificates	—	—	12,112	96	12,112	96
FHLMC pass-through certificates	330,503	1,005	9,172,043	222,533	9,502,546	223,538
GNMA pass-through certificates	—	—	1,101,712	15,300	1,101,712	15,300
FNMA pass-through certificates	831,496	1,933	13,804,186	367,481	14,635,682	369,414

Total	$1,161,999	$2,938	$28,557,510	$743,371	$29,719,509	$746,309

	December 31, 2005
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
FNMA pass-through certificates-held-to-maturity	$3,651,184	$77,532	$1,339,509	$45,303	$4,990,693	$122,835
SBA pass-through certificates	—	—	29,766	168	29,766	168
FHLMC pass-through certificates	4,763,766	99,930	5,718,543	175,284	10,482,309	275,214
GNMA pass-through certificates	206,343	195	1,111,778	19,483	1,318,121	19,678
FNMA pass-through certificates	8,492,438	169,824	9,938,447	214,669	18,430,885	384,493

Total	$17,113,731	$347,481	$18,138,043	$454,907	$35,251,774	$802,388

Management believes that the estimated fair value of the securities is dependent upon the movement in market interest rates and that the unrealized losses are temporary. At September 30, 2006, 27 mortgage-backed securities had aggregate depreciation of 2.54% from the Company’s amortized cost basis for 12 months or longer. The unrealized losses relate principally to the changes in market interest rates. These securities represent asset backed federal agency issues and are currently rated AAA by at least one bond credit rating agency. As management has the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no declines are deemed to be other than temporary.

4. LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30,	December 31,
	2006	2005
Real estate - mortgage:
One-to four-family residential	$315,502,311	$294,295,873
Commercial and multi-family	32,298,049	28,725,017

Total real estate-mortgage	347,800,360	323,020,890

Real estate - construction:
Residential	8,221,574	12,230,271
Commercial	7,501,910	11,018,586

Total real estate - construction	15,723,484	23,248,857

Commercial	15,047,546	16,582,359

Consumer:
Home equity	54,953,569	48,536,606
Other consumer loans	730,442	1,135,459

Total consumer loans	55,684,011	49,672,065

Total loans	434,255,401	412,524,170
Net deferred loan cost	1,416,902	1,233,606
Allowance for loan losses	(1,973,878)	(1,752,667)

Net total loans	$433,698,425	$412,005,109

Changes in the allowance for loan losses are as follows:

	Nine Months Ended September 30,
	2006	2005
Balance at January 1	$1,752,667	$1,466,295
Provision for loan loss	225,000	225,000
Charge-offs	(8,640)	(8,930)
Recoveries	4,852	2,982

Balance at September 30	$1,973,878	$1,685,347

5. DEPOSITS

Deposits consist of the following major classifications:

	September 30, 2006		December 31, 2005
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
NOW and other demand deposit accounts	$213,658,561	2.06%	$207,015,598	1.56%
Passbook savings and club accounts	65,644,833	1.14%	79,437,866	1.16%

Subtotal	279,303,394		286,453,464

Certificates with original maturities:
Within one year	70,734,513	4.41%	46,783,779	3.32%
One to three years	36,188,508	4.03%	41,164,569	3.41%
Three years and beyond	40,671,713	4.87%	42,512,090	4.81%

Total certificates	147,594,734		130,460,438

Total	$426,898,128		$416,913,902

The aggregate amount of certificate accounts in denominations of $100,000 or more at September 30, 2006 and December 31, 2005 amounted to $48,961,076 and $42,241,555, respectively.

Municipal demand deposit accounts in denominations of $100,000 or more at September 30, 2006 and December 31, 2005 amounted to $73,861,761 and $60,129,245, respectively.

6. EARNINGS PER SHARE

Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities.

The difference between the common shares issued and the common shares outstanding, for the purposes of calculating basic earnings per share (“EPS”) is a result of the unallocated ESOP shares and treasury stock purchases.

The calculated basic and diluted EPS are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator	$1,169,479	$778,445	$2,572,348	$2,310,606
Denominators:
Basic shares outstanding	8,255,269	8,437,655	8,280,798	8,444,395
Effect of diluted securities	138,187	18,801	163,824	6,336

Diluted shares outstanding	8,393,456	8,456,456	8,444,622	8,450,731

Earnings per share:
Basic	$0.14	$0.09	$0.31	$0.27
Diluted	$0.14	$0.09	$0.30	$0.27

At September 30, 2006, there were 373,500 outstanding options that were anti-dilutive.

7. STOCK-BASED COMPENSATION

In August 2005, the shareholders of the Company approved the adoption of the 2005 Equity Based Incentive Plan (the “Equity Plan”). The Equity Plan provides for the grant of shares of common stock of the Company to certain officers, directors and employees of the Company. In order to fund the grant of shares under the Equity Plan, the Equity Plan Trust (the “Trust”) purchased 171,300 shares of the Company’s common stock in the open market for approximately $2.0 million, at an average price of $11.70 per share. The Company made sufficient contributions to the Trust to fund these purchases. No additional purchases are expected to be made by the Trust under this plan. Pursuant to the terms of the Equity Plan, all 171,300 shares acquired by the Trust were granted to certain officers and directors of the Company in August 2005. The Equity Plan shares will generally vest at the rate of 20% per year over five years. As of September 30, 2006, 34,260 shares were fully vested and none forfeited.

Compensation expense related to the shares granted is recognized ratably over the five-year vesting period in an amount which totals the market price of the Company’s stock at the date of grant. During the three months and nine months ended September 30, 2006, approximately $99,000 and $298,000 was recognized in compensation expense for the Equity Plan, respectively.

The Equity Plan also authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years. A total of 429,374 shares of common stock have been reserved for future issuance pursuant to the Equity Plan, of which 396,000 were awarded on August 10, 2005. As of September 30, 2006, 373,500 options were outstanding. During the three and nine months ended September 30, 2006, approximately $64,000 and $217,000, respectively, was recognized in compensation expense for the Equity Plan.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R) using a modified prospective application. Accordingly, prior period amounts have not been restated. The adoption required a reclassification to additional paid-in capital of $(1,821,000) from common stock acquired by employee benefit plan trusts. In the third quarter of 2006, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $64,000. The incremental stock-based compensation expense caused income before taxes to decrease by $64,000, net income to decrease by $52,000 and diluted earnings per share to decrease by $0.01 per share. In the first nine months of 2006, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $217,000. The incremental stock-based compensation expense caused income before taxes to decrease by $217,000, net income to decrease by $176,000 and diluted earnings per share to decrease by $0.02 per share. As of September 30, 2006, expenses totaling $486,000 remain to be recognized over the next 3.9 years.

Share-based compensation costs prior to January 1, 2006 were recognized using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” For disclosure purposes, pro forma net income and net income per share data were provided in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as if the fair value method had been applied. Under SFAS No. 123, compensation cost related to stock options granted to employees was computed based on the fair value of the stock option at the date of grant using the Black-Scholes option pricing model. Prior to the adoption of SFAS 123(R), had compensation costs been determined based on the fair market value of the stock options consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been unchanged for the three months ended September 30, 2005, as the Company had not entered into any share-based compensation arrangements at that time.

The estimated fair value of options granted during 2005 was $2.31 per share. The fair value was estimated on the date of grant using the Black-Scholes Single Option Pricing Model with the following weighted average assumptions used:

Year Ended December 31, 2005
Dividend yield	0.00%
Expected volatility	21.54%
Risk-free interest rate	4.07%
Expected life of options	5.0

A summary of the status of the Company’s stock options under the Equity Plan as of September 30, 2006 and changes during the nine months ended September 30, 2006 are presented below:

	Nine Months Ended September 30, 2006
	Number of Shares	Weighted average Exercise price
Outstanding at the beginning of the period	388,500	$11.60
Granted	—	—
Exercised	—	—
Forfeited	15,000	$11.60

Outstanding at the end of the period	373,500	$11.60

Exercisable at the end of the period	74,700	$11.60

The following table summarizes all stock options outstanding under the Equity Plan as of September 30, 2006:

	Options Outstanding
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
			(in Years)
$11.60	373,500	$11.60	8.9

8. STOCK REPURCHASE PLAN

On March 29, 2006, the Company’s Board of Directors approved the repurchase of 200,087 shares of the Company’s common stock in the open market. As of September 30, 2006, 128,800 shares had been purchased. The Company is still purchasing shares in the open market to complete the remaining 71,287 shares approved for purchase.

9. INCOME TAXES

Income taxes decreased $501,000 to $5,000 for an effective tax rate of 0.4% for the three months ended September 30, 2006 compared to $506,000 for an effective tax rate of 39.4% from the same period in 2005. Prior to September of 2003, the Company’s investment strategy for bank owned life insurance was to frequently purchase and surrender policies prior to term. The surrender of a policy prior to term triggers a taxable event and results in a tax liability. As a result, the Company provided a deferred tax liability for the estimated amount that would be incurred upon the termination of such policies. During the third quarter of 2006, the Company changed its investment policy to purchase and hold the insurance policies for the duration of the term. This policy does not require the build up of a deferred tax liability. As a result, the Company reversed $600,000 of previously recorded deferred tax liability. Partially offsetting the impact of the change in investment policy was a $100,000 tax valuation allowance relating to the deferred tax asset established in connection with the Company’s contribution to the charitable foundation established in connection with its public offering in December of 2004. The Company determined that, based on its assessment of future taxable income and expectations of charitable contributions, it is probable that the tax benefit of the contribution may not be fully realized.

Income taxes decreased $580,000 to $900,000 for an effective tax rate of 26.1% for the nine months ended September 30, 2006 compared to $1.5 million for an effective tax rate of 39.2% from the same period in 2005. The decrease in income taxes for the nine months ended September 30, 2006 compared to September 30, 2005 is due to the Company’s change in policy regarding the tax treatment on bank owned life insurance and the offset of the $100,000 tax valuation allowance affecting the Company’s contribution to the charitable foundation, both of which are discussed above. An additional decrease of $80,000 was a result of lower net income before taxes.

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

GENERAL

Ocean Shore Holding is a federally chartered savings and loan holding company established in 1998 to be the holding company for Ocean City Home Bank (the “Bank”). Ocean Shore Holding’s business activity is the ownership of the outstanding capital stock of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

Total assets of the Company increased by $18.8 million to $562.7 million at September 30, 2006 from $543.8 million at December 31, 2005. Total loans receivable and cash and cash equivalents increased $21.7 million and $17.5 million, respectively, offset by decreases of $14.9 million in investments and $6.3 million in mortgage-backed securities.

Investments

Investments decreased $14.9 million to $36.7 million at September 30, 2006 from $51.6 million at December 31, 2005. Maturities of agency notes and municipal securities totaling $15.1 million were partially offset by purchases of $800,000. Mortgage-backed securities decreased by $6.3 million to $36.3 million as payments received and fluctuations in market value of investments totaling $6.8 million were partially offset by purchases of $500,000. The decrease in investments and mortgage-backed securities was attributable to management’s decision to use the proceeds from maturities and repayments to fund loan demand.

Loans

Loans receivable increased $21.7 million to $433.7 million at September 30, 2006 from $412.0 million at December 31, 2005. Loan originations totaled $84.6 million for the nine months ended September 30, 2006 including real estate mortgage loan originations of $44.2 million, real estate construction originations of $10.4 million, consumer loan originations of $23.5 million and commercial loan originations of $6.5 million. Originations were offset by $62.5 million in normal loan payments and payoffs. The decrease in real estate construction was primarily the result of borrowers completing the construction phase of their project and paying off the construction loan.

The following table summarizes changes in the loan portfolio in the nine months ended September 30, 2006.

	September 30, 2006	December 31, 2005	$ change	% change
	(Dollars in thousands)
Real estate - mortgage:
One-to four-family residential	$315,502	$294,296	$21,206	7.2%
Commercial and multi-family	32,298	28,725	3,573	12.4

Total real estate-mortgage	347,800	323,021	24,779	7.7

Real estate - construction:
Residential	8,221	12,230	(4,009)	(32.8)
Commercial	7,504	11,019	(3,517)	(31.9)

Total real estate - construction	15,723	23,249	(7,525)	(32.4)

Commercial	15,048	16,582	(1,535)	(9.3)

Consumer
Home equity	54,954	48,537	6,417	13.2
Other consumer loans	730	1,135	(405)	(35.7)

Total consumer loans	55,684	49,672	6,012	12.1

Total loans	434,255	412,524	21,731	5.3

Net deferred loan cost	1,417	1,234	183	14.9
Allowance for loan losses	(1,974)	(1,753)	(221)	12.6

Net total loans	$433,698	$412,005	$21,693	5.3

Non-Performing Assets

Non-performing assets totaled $248,000 at September 30, 2006. Net charge-offs were $4,000 in the nine months ended September 30, 2006, compared to $6,000 in the same period last year. The allowance for loan losses was 0.46% of total loans at September 30, 2006 compared to 0.42% of total loans at September 30, 2005.

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Allowance for loan losses:
Allowance at beginning of period	$1,753	$1,466
Provision for loan losses	225	225

Recoveries	5	3
Charge-offs	(9)	(9)

Net charge-offs	(4)	(6)

Allowance at end of period	$1,974	$1,685

Allowance for loan losses as a percent of total loans	0.46%	0.42%
Allowance for loan losses as a percent of nonperforming loans	N/M	N/M

N/M – Not meaningful

	September 30, 2006	December 31, 2005
	(In thousands)
Non-performing Assets
Non-accrual loans:
Mortgage loans	$248	$91
Consumer loans	0	7

Total nonperforming assets	$248	$98

Non-performing loans as a percent of total loans	0.06%	0.02%
Non-performing assets as a percent of total assets	0.01%	0.02%

Deposits

Deposits increased by $10.0 million, or 2.4%, to $426.9 million at September 30, 2006 from $416.9 million at December 31, 2005. An increase in demand deposits of $6.6 million and time deposits of $17.1 million were offset by a decrease in savings accounts of $13.8 million.

The following table summarizes changes in deposits in the nine months ended September 30, 2006.

	September 30, 2006	December 31, 2005	$ Change	% Change
		(Dollars in thousands)
NOW and other demand deposit accounts	$213,659	$207,016	$6,643	3.2%
Passbook savings and club accounts	64,645	79,438	(13,793)	(17.4)

Subtotal	279,303	286,454	(7,150)	(2.5)

Certificates with original maturities:
Within one year	70,735	46,784	23,951	51.2
One to three years	36,189	41,165	(4,976)	(12.1)
Three years and beyond	40,672	42,512	(1,840)	(4.3)

Total certificates	147,595	130,461	17,134	13.1

Total	$426,898	$416,914	$9,984	2.4

Borrowings

Federal Home Loan Bank advances increased $17.0 million to $44.0 million at September 30, 2006 from $27.0 million at December 31, 2005. Other borrowings decreased $10.3 million from $18.5 million at December 31, 2005 to $8.2 million at September 30, 2006. The additional net borrowings of $6.7 million were used to fund loan demand.

Stockholders’ Equity

Stockholders’ equity increased by $1.5 million to $62.1 million at September 30, 2006 from $60.6 million at December 31, 2005 primarily as a result from current period earnings of $2.6 million partially offset by an increase of treasury stock of $1.8 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Net income was $1.2 million for the three months ended September 30, 2006 as compared to $778,000 for the three months ended September 30, 2005. The $400,000, or 50.2%, increase in 2006 from 2005 was primarily due to a change in tax policy that decreased the provision for income taxes in the September 2006 quarter.

Net income was $2.6 million for the nine months ended September 30, 2006 as compared to $2.3 million for the nine months ended September 30, 2005. The $300,000, or 11.3%, increase in 2006 from 2005 was primarily due to a change in tax policy that decreased the provision for income taxes in the September 2006 quarter.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except share and per share data)
Net income	$1,169	$778	$2,572	$2,311
Basic earnings per share	$0.14	$0.09	$0.31	$0.27
Diluted earnings per share	$0.14	$0.09	$0.30	$0.27
Return on average assets (annualized)	0.84%	0.56%	0.61%	0.57%
Return on average equity (annualized)	7.55%	5.04%	5.56%	5.06%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three-month periods ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006	2005	$ Change	% Change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$6,466	$5,491	$975	17.8%
Investment securities	987	1,138	(152)	(13.3)
Other interest-earning assets	183	128	55	(43.0)

Total interest income	7,635	6,757	$878	13.0

INTEREST EXPENSE:
Deposits	2,842	2,104	$738	35.1
Borrowings	916	732	184	25.1

Total interest expense	3,758	2,836	922	32.5

Net interest income	$3,877	$3,921	$(44)	(1.1)

Interest income increased by $878,000 in the three months ended September 30, 2006 compared to the same period in 2005, reflecting increases in loan income and other interest-earning assets income offset by a decrease in investment income. The increase in loan income resulted from an increase in the average balance of loans of $45.7 million and an increase in the average yield of 30 basis points. The increase in the average balance of loans was a direct result of new loan originations while the higher yield was the result of both new loans that were originated at higher yields and existing loans repricing at higher rates. Investment income decreased $152,000 as the decrease of the average balance of $30.1 million was offset by an increase in the average yield of 87 basis points. Income in federal funds sold decreased $55,000 as the decrease in the average balance of $1.0 million was offset by an increase in the average yield of 174 basis points. The decreases in the average balances of investments and federal funds were the result of maturities and repayments, while the higher yield was the result of higher short-term interest rates over the prior period.

Interest expense increased by $922,000, reflecting an increase in demand deposit expense of $300,000, an increase in time deposit expense of $500,000 and an increase in interest expense on borrowings of $200,000 offset by a decrease in all other deposit expense of $100,000. Demand deposit expense increased as a result of higher interest rates on accounts tied to market rates compared to the prior period, while time deposit expense increased as a result of deposit growth of $26.0 million and an increase in the average rate paid of 77 basis points. Borrowing expense increased as a result of higher average balance of borrowings of $16.0 million offset by a decrease in the rate paid of 27 basis points.

The interest rate spread and net interest margin were 2.55% and 2.97%, respectively, for the three months ended September 30, 2006 compared to 2.76% and 3.09% for the same period in 2005. The yield on interest earning assets increased 52 basis points as the yield on loans increased 30 basis points and short term investments were reinvested in higher yielding investments due to generally higher market interest rates in the short term end of the yield curve compared to the prior period resulting in an increase in yield in investment securities of 87 basis points and other interest earning assets of 174 basis points. The rise in short-term interest rates over the prior period increased the cost of interest expense on deposits and borrowings by 73 basis points.

The following table summarizes changes in interest income and interest expense for the nine-month periods ended September 30, 2006 and 2005.

	Nine Months Ended September 30,
	2006	2005	$ Change	% Change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$18,747	$15,287	$3,460	22.6%
Investment securities	3,047	3,519	(472)	(13.4)
Other interest-earning assets	340	453	(114)	(25.1)

Total interest income	22,133	19,259	2,874	14.9

INTEREST EXPENSE:
Deposits	7,974	5,796	2,177	37.6
Borrowings	2,697	2,137	560	26.2

Total interest expense	10,671	7,933	2,737	34.5

Net interest income	$11,462	$11,326	$136	1.2

Interest income increased by $2.9 million in the nine months ended September 30, 2006 compared to the same period in 2005, reflecting increases in loan income offset by decreases in other interest-earning assets income and investment income. The increase in loan income resulted from an increase in the average balance of loans of $60.1 million and an increase in the average yield of 30 basis points. The increase in the average balance of loans was a direct result of new loan originations while the higher yield was the result of both new loans that were originated at higher yields and existing loans repricing at higher rates. Investment income decreased $472,000 as the decrease of the average balance of $29.3 million was offset by an increase in the average yield of 72 basis points. Income in federal funds sold decreased $114,000 as the decrease in the average balance of $12.1 million was offset by an increase in the average yield of 210 basis points. The decreases in the average balances of investments and federal funds were the result of maturities and repayments, while the higher yield was the result of higher short-term interest rates over the prior period.

Interest expense increased by $2.7 million, primarily reflecting an increase in demand deposit expense of $957,000, an increase in time deposit expense of $1.4 million and an increase in interest expense on borrowings of $560,000 partially offset by a decrease in savings deposit expense of $198,000. Demand deposit expense increased as a result of higher interest rates on accounts tied to market rates compared to the prior period, while time deposit expense increased as a result of deposit growth of $23.9 million and an increase in the average rate paid of 76 basis points. Savings deposit expense decreased as a result of lower average balances of $21.2 million. Borrowing expense increased $560,000 as a result of higher average balance of borrowings of $16.4 million offset by a decrease in the rate paid of 29 basis points.

The interest rate spread and net interest margin of the Company were 2.59% and 2.97%, respectively, for the nine months ended September 30, 2006 compared to 2.74% and 3.04%, respectively, for the same period in 2005. The yield on interest earning assets increased as short-term investments were reinvested in higher yielding investments due to higher, short-term interest rates, loans repricing at higher interest rates and new loans originated at higher interest rates. The rise in short-term interest rates over the prior period increased the cost of interest expense on deposits and borrowings.

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. The balances of yields and costs are annualized for presentation purposes. For purposes of the tables, average balances have been calculated using the average daily balances and nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are insignificant. Interest income on loans and investment securities has not been calculated on a tax equivalent basis because the impact would be insignificant.

Average Balance Tables

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$430,728	$6,466	6.00%	$385,064	$5,491	5.70%
Investment securities	77,097	987	5.12%	107,154	1,138	4.25%
Other interest-earning assets	14,000	183	5.22%	14,680	128	3.48%

Total interest-earning assets	521,825	7,635	5.85%	506,898	6,757	5.33%

Noninterest-earning assets	38,213			45,488

Total assets	$560,038			$552,386

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$174,131	$1,052	2.42%	$178,104	$757	1.70%
Savings accounts	66,839	191	1.14%	89,951	266	1.18%
Certificates of deposit	147,566	1,599	4.33%	121,550	1,081	3.56%

Total interest-bearing deposits	388,536	2,842	2.93%	389,605	2,104	2.16%

FHLB advances	44,014	473	4.30%	10,000	78	3.13%
Securities sold under agreements to repurchase	7,838	108	5.51%	25,808	319	4.94%
Subordinated debt	15,464	335	8.67%	15,464	335	8.67%
Total borrowings	67,316	916	5.44%	51,272	732	5.71%

Total interest-bearing liabilities	455,853	3,758	3.30%	440,877	2,836	2.57%

Noninterest-bearing liabilities	42,213			49,786

Total liabilities	498,066			490,663
Stockholders’ equity	61,972			61,723

Total liabilities and stockholders’ equity	$560,038			$552,386

Net interest income		$3,877			$3,921

Interest rate spread			2.55%			2.76%
Net interest margin			2.97%			3.09%
Average interest-earning assets to average interest-bearing liabilities	114.47%			114.98%

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$422,574	$18,747	5.92%	$362,511	$15,287	5.62%
Investment securities	82,915	3,047	4.90%	112,240	3,519	4.18%
Other interest-earning assets	9,155	340	4.95%	21,246	453	2.85%

Total interest-earning assets	514,644	22,133	5.73%	495,997	19,259	5.18%

Noninterest-earning assets	41,335			45,064

Total assets	$555,979			$541,061

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$172,661	$2,950	2.28%	$172,970	$1,992	1.54%
Savings accounts	71,556	610	1.14%	92,784	808	1.16%
Certificates of deposit	142,507	4,414	4.13%	118,613	2,996	3.37%

Total interest-bearing deposits	386,724	7,974	2.75%	384,367	5,796	2.01%

FHLB advances	39,332	1,235	4.19%	10,000	233	3.10%
Securities sold under agreements to repurchase	11,665	457	5.22%	24,559	898	4.88%
Subordinated debt	15,464	1,006	8.67%	15,464	1,006	8.67%
Total borrowings	66,461	2,697	5.41%	50,023	2,137	5.70%

Total interest-bearing liabilities	453,185	10,671	3.14%	434,390	7,933	2.44%

Noninterest-bearing liabilities	41,082			45,829

Total liabilities	494,267			480,219

Stockholders’ equity	61,712			60,842

Total liabilities and stockholders’ equity	$555,979			$541,061

Net interest income		$11,462			$11,326

Interest rate spread			2.59%			2.74%
Net interest margin			2.97%			3.04%
Average interest-earning assets to average interest-bearing liabilities	113.56%			114.18%

Provision for Loan Losses

We review the level of the allowance for loan losses on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. The provision for loan losses was $75,000 and $225,000 for the three and nine months ended September 30, 2006, respectively, which were the same provision for loan losses for the corresponding periods ending September 30, 2005. The provision for loan losses was primarily to maintain an allowance level deemed appropriate by management in light of factors such as the level of non-performing loans and the current market conditions.

Other Income

The following table summarizes other income for the three months ended September 30, 2006 and 2005 and the changes between the periods.

	Three Months Ended September 30,
	2006	2005	% Change
	(Dollars in thousands)
OTHER INCOME:

Service charges	$388	$410	(5.4)%
Cash surrender value of life insurance	66	63	4.0
Other	138	148	(6.7)

Total other income	$592	$621	(4.8)

Other income decreased $29,000, or 4.8%, to $592,000 for the three-month period ended September 30, 2006 from the same period in 2005. The decrease in service charges was the result of lower fees collected compared to the prior period.

The following table summarizes other income for the nine months ended September 30, 2006 and 2005 and the changes between the periods.

	Nine Months Ended September 30,
	2006	2005	% Change
	(Dollars in thousands)
OTHER INCOME:

Service charges	$1,166	$1,145	1.8%
Cash surrender value of life insurance	196	199	(1.7)
Other	384	417	(7.9)

Total other income	$1,746	$1,761	(0.9)

Other income decreased $15,000, or 0.9%, to $1.7 million for the nine-month period ended September 30, 2006 from the same period in 2005. The decreases occurred in service charges, fees and loan servicing fees.

Other Expense

The following table summarizes other expense for the three months ended September 30, 2006 and 2005 and the changes between the periods.

	Three Months Ended September 30,
	2006	2005	% Change
	(Dollars in thousands)
OTHER EXPENSE:

Salaries and employee benefits	$1,921	$1,810	6.1%
Occupancy and equipment	692	664	4.2
Federal insurance premiums	13	14	(4.3)
Advertising	93	115	(18.8)
Professional services	167	228	(26.7)
Other operating expense	333	352	(5.5)

Total other expense	$3,219	$3,183	1.1

Other expense increased $36,000 to $3.2 million for the three-month period ended September 30, 2006 from the same period in 2005. Salaries and employee benefits increased $110,000 due to regular salary increases and the cost of share-based compensation. Occupancy and equipment increased $28,000 due to costs associated with the opening of a new branch office compared to a year ago. These increases were offset by decreases in advertising, other operating expenses and professional services, including decreases in legal and accounting services.

The following table summarizes other expense for the nine months ended September 30, 2006 and 2005 and the changes between the periods.

	Nine Months Ended September 30,
	2006	2005	% Change
	(Dollars in thousands)
OTHER EXPENSE:

Salaries and employee benefits	$5,670	$5,269	7.6%
Occupancy and equipment	2,013	1,830	10.0
Federal insurance premiums	41	43	(5.7)
Advertising	296	316	(6.3)
Professional services	465	591	(21.3)
Other operating expense	1,018	1,013	0.5

Total other expense	$9,503	$9,061	4.9

Other expense increased $442,000 to $9.5 million for the nine-month period ended September 30, 2006 from the same period in 2005. Salaries and employee benefits increased $401,000 due to regular salary increases and the cost of share-based compensation. Occupancy and equipment increased $183,000 due primarily to costs associated with the opening of a new branch office. These increases were offset by a decrease in advertising and professional services, including legal and accounting services.

Income Taxes

Income taxes decreased $501,000 to $5,000 for an effective tax rate of 0.4% for the three months ended September 30, 2006 compared to $506,000 for an effective tax rate of 39.4% from the same period in 2005. Prior to September of 2003, the Company’s investment strategy for bank owned life insurance was to frequently purchase and surrender policies prior to term. The surrender of a policy prior to term triggers a taxable event and results in a tax liability. As a result, the Company provided a deferred tax liability for the estimated amount that would be incurred upon the termination of such policies. During the third quarter of 2006, the Company changed its investment policy to purchase and hold the insurance policies for the duration of the term. This policy does not require the build up of a deferred tax liability. As a result, the Company reversed $600,000 of previously recorded deferred tax liability. Partially offsetting the impact of the change in investment policy was a $100,000 tax valuation allowance relating to the deferred tax asset established in connection with the Company’s contribution to the charitable foundation established in connection with its public offering in December of 2004. The Company determined that, based on its assessment of future taxable income and expectations of charitable contributions, it is probable that the tax benefit of the contribution may not be fully realized.

Income taxes decreased $580,000 to $900,000 for an effective tax rate of 26.1% for the nine months ended September 30, 2006 compared to $1.5 million for an effective tax rate of 39.2% from the same period in 2005. The decrease in income taxes for the nine months ended September 30, 2006 compared to September 30, 2005 is due to the Company’s change in policy regarding the tax treatment on bank owned life insurance and the offset of the $100,000 tax valuation allowance affecting the Company’s contribution to the charitable foundation, both of which are discussed above. An additional decrease of $80,000 was a result of lower net income before taxes.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2006, cash and cash equivalents totaled $30.9 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $15.8 million at September 30, 2006. In addition, at September 30, 2006, we had the ability to borrow a total of approximately $161.3 million from the Federal Home Loan Bank of New York, which included available overnight lines of credit of $107.1 million. On that date, we had no overnight advances outstanding.

At September 30, 2006, we had $44.3 million in loan commitments outstanding, which included $12.3 million in undisbursed loans, $22.9 million in unused home equity lines of credit and $9.1 million in commercial lines of credit. Certificates of deposit due within one year of September 30, 2006 totaled $99.1 million, or 67.1%, of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We also have the ability to attract and retain deposits by adjusting the interest rates offered.

At September 30, 2006, the Bank exceeded all of its regulatory capital requirements with tangible capital of $57.5 million, or 10.59% of total adjusted assets, which is above the required level of $8.1 million or 1.5%; core capital of $57.5 million, or 10.59% of total adjusted assets, which is above the required level of $21.7 million or 4%; and risk-based capital of $59.5 million, or 19.11% of risk-weighted assets, which is above the required level of $24.9 million or 8%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s prompt corrective action regulations.

On March 29, 2006, the Company announced that its board of directors approved the repurchase of up to 200,087 shares of the Company’s outstanding common stock, which is 5% of our outstanding shares (excluding those held by OC Financial MHC). The program began on May 1, 2006. Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time depending on market conditions and other factors. Repurchased shares will be held in treasury. As of September 30, 2006, the Company had repurchased 128,800 shares under this plan at a cost of $1.8 million.

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

The following table reflects changes in estimated net interest income only for Ocean Shore Holding.

	At September 30, 2006 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	(2.05)%	(7.38)%
100 basis point decrease in rates	0.20%	(0.63)%

The 200 and 100 basis point change in rates in the above table is assumed to occur evenly over the following twelve months. Based on the scenario above, net interest income would be adversely affected (within our internal guidelines) in the 12 month and 24 month periods if rates rose by 200 basis points. In addition, if rates declined by 100 basis points, net interest income would be positively affected (within our internal guidelines) in the twelve-month period and adversely affected in the twenty-four-month period.

Net Portfolio Value Analysis

In addition to a net interest income simulation analysis, an interest rate sensitivity analysis prepared by the Office of Thrift Supervision is used to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the net portfolio value of cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 to 300 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at September 30, 2006 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$56,397	$(28,893)	(34)%	10.3%	(420)
200	66,392	(18,897)	(22)	11.8	(267)
100	77,891	(7,398)	(9)	13.5	(99)
0	85,289	—	—	14.5	—
(100)	87,168	1,879	2	14.6	15
(200)	81,861	(3,429)	(4)	13.7	(77)
(300)	73,905	(11,384)	(13)	12.4	(209)

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

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

For the three and nine months ended September 30, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Item 2 of this report under “Market Risk Management.”

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial offers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1, 2006 through July 31, 2006	None	None	28,800	171,736
Month #2 August 1, 2006 through August 31, 2006	100,000	$13.05	128,800	71,736
Month #3 September 1, 2006 through September 30, 2006	None	None	128,800	71,736
Total	100,000	$13.05

(1)	On August 10, 2005, the Company’s Board of Directors approved the formation and funding of a trust that will purchase 171,749 shares of the Company’s common stock in the open market with funds contributed by the Company. As of September 23, 2005, 171,300 shares were purchased. The remaining 449 shares have not been awarded and may be purchased from time to time at the discretion of the independent trustee of the trust and the shares will be used to fund restricted stock awards under the Company’s 2005 Equity Incentive Plan.
(2)	On March 29, 2006, the Company’s Board of Directors approved the repurchase of 200,087 shares of the Company’s common stock in the open market. As of September 30, 2006, 128,800 shares were purchased. The Company is still purchasing shares in the open market to complete the remaining 71,287 shares approved for purchase.

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

OCEAN SHORE HOLDING CO.
(Registrant)

Date: November 13, 2006	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: November 13, 2006	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President