Form 10-K
period 2006-12-31
OCEAN SHORE HOLDING CO
filed 2007-03-26
CIK 1298716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-51000

OCEAN SHORE HOLDING CO.

(Exact name of registrant as specified in its charter)

UNITED STATES	22-3584037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Asbury Avenue, Ocean City, New Jersey	08226
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 399-0012

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check one):    Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2006 was $50,059,069.

The number of shares outstanding of the registrant’s common stock as of March 16, 2007 was 8,549,662.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include: interest rate trends; the general economic climate in the market area in which Ocean Shore Holding Co. operates, as well as nationwide; Ocean Shore Holding Co.’s ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Ocean Shore Holding Co. assumes no obligation to update any forward-looking statements.

PART I

Item 1. BUSINESS

General

Ocean Shore Holding Co. (“Ocean Shore Holding” or the “Company”) is a federally chartered savings and loan holding company established in 1998 to be the holding company for Ocean City Home Bank. Ocean Shore Holding’s business activity is the ownership of the outstanding capital stock of Ocean City Home Bank.

Ocean City Home Bank is a federally chartered savings bank. We operate as a community-oriented financial institution offering a wide range of financial services to consumers and businesses in our market area. We attract deposits from the general public, small businesses and municipalities and use those funds to originate a variety of consumer and commercial loans, which we hold primarily for investment.

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

Our website address is www.ochome.com. We make available on our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Information on our website should not be considered a part of this Form 10-K.

Market Area

We are headquartered in Ocean City, New Jersey, which is located in northern Cape May County on the coast of the Atlantic Ocean. In addition to our main office, we operate eight branch offices in Atlantic and Cape May Counties, which we consider our primary market area. The economy of Atlantic County is dominated by the service sector, of which the gaming industry in nearby Atlantic City is the primary employer. The economy of Cape May is primarily geared toward tourism. According to published statistics, Atlantic County’s population in 2006 was approximately 274,600 persons and Cape May County’s population was approximately 110,200. The economy in Atlantic County has been strong in recent years as new and expanding casinos in Atlantic City, along with new retail centers and entertainment venues, have led to job growth and an increase in housing development. Cape May County has also benefited from the growth in and around Atlantic City, as many residents commute into that area for employment. Although the economy in our market area has been strong in recent years, median household and per capita income in Atlantic and Cape May Counties are lower than the comparable figures for New Jersey as a whole. In addition, median household income in Cape May County was below the national average in 2006, whereas the median household income in Atlantic County was above the national average. By 2011, Atlantic County is projected to be above the national average, whereas Cape May County is projected to be below the national average. We attribute this to several factors. First, there has been an influx of retirees with limited incomes but moderate to substantial wealth. Additionally, since our market is located outside of a major metropolitan area, average income levels are negatively affected by the small portion of high-paying, white collar jobs. In our market area, lower paying service jobs provide a relatively large portion of overall employment.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and from other financial service companies, such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds and other corporate and government securities. At June 30, 2006, which is the most recent date for which data is available from the FDIC, we held approximately 4.5% of the deposits in Atlantic County, which was the 8th largest market share out of 17 financial institutions with offices in this county. Also, at June 30, 2006, we held approximately 8.8% of the deposits in Cape May County, which was the 6th largest market share out of 15 financial institutions with offices in this county. Banks owned by Bank of America Corporation, Wachovia Corporation and The PNC Financial Services Group, Inc., all of which are large bank holding companies, also operate in our market area. These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Federal law permits affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our growth in the future.

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

Because of our location on the South Jersey shore, some of the properties securing our residential mortgages are second homes or rental properties. At December 31, 2006, 46.4% of our one- to four-family mortgage loans were secured by second homes or rental properties. If the property is a second home, our underwriting emphasizes the borrower’s ability to repay the loan out of current income. If the property is a rental property, we focus on the anticipated income from the property. Interest rates on loans secured by rental properties are typically 1/2% higher than comparable loans secured by primary or secondary residences. Although the industry generally considers mortgage loans secured by rental properties or second homes to have a higher risk of default than mortgage loans secured by the borrower’s primary residence, we have not experienced credit problems on these types of loans due to our strict underwriting standards.

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

We generally originate loans for portfolio but from time to time will sell fixed-rate and one- to four- family residential mortgage loans in the secondary market. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. Generally, loans are sold with servicing retained and without recourse. We have the ability to sell loans on a flow basis to Fannie Mae and Freddie Mac, but our loan sales in recent years have primarily been bulk sales to other financial institutions. We sold no loans in the years ended December 31, 2006, 2005 and 2004.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our stated capital and reserves. At December 31, 2006, our regulatory limit on loans to one borrower was $9.0 million. At that date, our largest lending relationship was $3.1 million and included commercial loans secured by real estate and business assets located in Atlantic and Cape May Counties, New Jersey, all of which were performing according to their original repayment terms at December 31, 2006.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Commitments, excluding lines and letters of credit, as of December 31, 2006 totaled $12.6 million as compared to $22.9 million at December 31, 2005.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of New York stock. While we have the authority under applicable law and our investment policies to invest in derivative securities, we had no such investments at December 31, 2006.

At December 31, 2006, our investment portfolio consisted primarily of U.S. agency securities, mortgage-backed securities issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, corporate debt securities, securities of municipal governments and mutual funds that invest in adjustable-rate mortgages.

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

Deposit Accounts. Substantially all of our depositors are residents of the State of New Jersey. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates on certificates of deposit and stress our high level of service and technology.

In addition to accounts for individuals, we also offer deposit accounts designed for the businesses operating in our market area. Our business banking deposit products include a commercial checking account and a sweep account. We have sought to increase our commercial deposits through the offering of these products, particularly to our commercial borrowers.

Since 1996, we have offered deposit services to municipalities and local school boards in our market area. At December 31, 2006, we had $67.8 million in deposits from five municipalities and thirteen school boards, all in the form of checking accounts. We emphasize high levels of service in order to attract and retain these accounts. Unlike time deposits by municipalities, which often move from bank to bank in search of the highest available rate, checking accounts tend to be stable relationships.

Borrowings. We utilize advances from the Federal Home Loan Bank of New York and securities sold under agreements to repurchase to supplement our supply of investable funds and to meet deposit withdrawal requirements. We also have a $1.0 million line of credit from another bank, of which none was in use at December 31, 2006. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 30% of a member’s assets using mortgage collateral and an additional 20% using pledged securities for a total maximum indebtedness of 50% of assets. The Federal Home Loan Bank determines specific lines of credit for each member institution.

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

Personnel

As of December 31, 2006, we had 102 full-time employees and 34 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

REGULATION AND SUPERVISION

General

Ocean City Home Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer. Ocean City Home Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. Ocean City Home Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of Thrift Supervision and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Ocean City Home Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Ocean Shore Holding, OC Financial MHC and Ocean City Home Bank and their operations. Ocean Shore Holding and OC Financial MHC, as savings and loan holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. Ocean Shore Holding also is subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

Regulation of Federal Savings Associations

Business Activities. Federal law and regulations govern the activities of federal savings banks, such as Ocean City Home Bank. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

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

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary (Tier 2) capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2006, Ocean City Home Bank met each of its capital requirements.

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

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Subject to certain exceptions, savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2006, Ocean City Home Bank maintained 85.4% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties. Federal law limits Ocean City Home Bank’s authority to lend to, and engage in certain other transactions with (collectively, “covered transactions”), “affiliates” (e.g., any company that controls or is under common control with an institution, including Ocean Shore Holding and OC Financial MHC and their non-savings institution subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act generally prohibits loans by Ocean Shore Holding to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Ocean City Home Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. Ocean City Home Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit Ocean City Home Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee.

In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of Ocean City Home Bank’s capital and surplus, up to a maximum of $500,000, must be approved in advance by a majority of the disinterested members of the board of directors.

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

Assessments. Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, financial condition and complexity of its portfolio. The Office of Thrift Supervision assessments paid by Ocean Shore Holding Company and Ocean City Home Bank for the year ended December 31, 2006 totaled $132,000.

Insurance of Deposit Accounts. Deposits of Ocean City Home Bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The FDIC determines insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. Recent legislation eliminated the minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The FDIC has the ability to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year. The FDIC has adopted regulations that set assessment rates that took effect at the beginning of 2007. The new assessment rates for most banks vary between five cents and seven cents for every $100 of deposits. A change in insurance premiums could have an adverse effect on the operating expenses and results of operations of Ocean City Home Bank. We cannot predict what insurance assessment rates will be in the future. Assessment credits have been provided to institutions that paid high premiums in the past. As a result, Ocean City Home Bank will have credits that offset all of its premiums in 2007.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.

Federal Home Loan Bank System. Ocean City Home Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Ocean City Home Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Ocean City Home Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2006 of $3.5 million. Federal Home Loan Bank advances must be secured by specified types of collateral.

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

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $45.8 million; a 10% reserve ratio is applied above $45.8 million. The first $8.5 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. Ocean City Home Bank complies with the foregoing requirements.

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

Restrictions Applicable to Mutual Holding Companies. According to federal law and Office of Thrift Supervision regulations, a mutual holding company, such as OC Financial MHC, may generally engage in the following activities: (1) investing in the stock of a savings association; (2) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by Office of Thrift Supervision for multiple savings and loan holding companies. In addition, mutual holding companies may engage in activities permitted for financial holding companies. Financial holding companies may engage in a broad array of financial service activities including insurance and securities.

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

Waivers of Dividends by OC Financial MHC. Office of Thrift Supervision regulations require OC Financial MHC to notify the Office of Thrift Supervision if it proposes to waive receipt of dividends from Ocean Shore Holding. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.

Conversion of OC Financial MHC to Stock Form. Office of Thrift Supervision regulations permit OC Financial MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur. In a conversion transaction, a new holding company would be formed as the successor to Ocean Shore Holding, OC Financial MHC’s corporate existence would end, and certain depositors of Ocean City Home Bank would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than OC Financial MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than OC Financial MHC own the same percentage of common stock in the new holding company as they owned in Ocean Shore Holding immediately before conversion. The total number of shares held by stockholders other than OC Financial MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

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

Below is information regarding our executive officers who are not also directors. Each executive officer has held his or her current position for at least the last five years. Ages presented are as of December 31, 2006.

Anthony J. Rizzotte has been Executive Vice President and Chief Lending Officer of Ocean City Home Bank and Vice President of Ocean Shore Holding and OC Financial MHC since 1991. Mr. Rizzotte was named Executive Vice President of Ocean Shore Holding and OC Financial MHC in 2004. Age 51.

Kim Davidson has been the Executive Vice President of Ocean City Home Bank since 2005, prior to which she served as the Senior Vice President of Business Development of Ocean City Home Bank since 2001. She has also served as the Corporate Secretary of OC Financial MHC, Ocean Shore Holding and Ocean City Home Bank since 2004. Prior to becoming a senior vice president, Ms. Davidson was a vice president of Ocean City Home Bank. Age 46.

Janet Bossi has been the Senior Vice President of Loan Administration of Ocean City Home Bank since 2002. Prior to becoming a senior vice president, Ms. Bossi was a vice president of Ocean City Home Bank. Age 40.

Paul Esposito has been the Senior Vice President of Marketing of Ocean City Home Bank since 1999. Prior to becoming a senior vice president, Mr. Esposito was a vice president of Ocean City Home Bank. Age 57.

Donald F. Morgenweck has been Senior Vice President and Chief Financial Officer of Ocean City Home Bank and Vice President of OC Financial MHC and Ocean Shore Holding since March 2001. Mr. Morgenweck was named Senior Vice President and Chief Financial Officer of OC Financial MHC and Ocean Shore Holding in 2004. Prior to joining Ocean City Home Bank, Mr. Morgenweck was a Vice President at Summit Bank. Age 52.

ITEM 1A. RISK FACTORS

Rising interest rates may reduce our profits and asset values.

Interest rates have recently been at historically low levels. However, between June 30, 2004 and June 30, 2006, the U.S. Federal Reserve increased its target for the federal funds rate 17 times in 25 basis point increments from 1.00% to 5.25%. The increase in the federal funds rate has had the affect of increasing short-term market interest rates. While short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin, which has reduced our profitability. If short-term interest rates continue to rise, and if rates on our deposits continue to reprice upwards faster than the rates on our long-term loans and investments, we would continue to experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

Our increased emphasis on commercial lending may expose us to increased lending risks.

At December 31, 2006, $56.3 million, or 13.0%, of our loan portfolio consisted of commercial and multi-family real estate loans, commercial construction loans and commercial business loans. We have grown this portfolio in recent years and intend to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

A downturn in the local economy or a decline in real estate values could reduce our profits.

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

Strong competition within our market area could reduce our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2006, we held 4.5% of the deposits in Atlantic County, New Jersey, which was the 8th largest share of deposits out of 17 financial institutions with offices in this county and 8.8% of the deposits in Cape May County, New

Jersey, which was the 6th largest share of deposits out of 15 financial institutions with offices in this county. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

OC Financial MHC’s majority control of our common stock enables it to exercise voting control over most matters put to a vote of stockholders and will prevent stockholders from forcing a sale or a second-step conversion transaction you may like.

OC Financial MHC owns a majority of Ocean Shore Holding’s common stock and, through its board of directors, is able to exercise voting control over most matters put to a vote of stockholders. The same directors and officers who manage Ocean Shore Holding and Ocean City Home Bank also manage OC Financial MHC. As a federally chartered mutual holding company, the board of directors of OC Financial MHC must ensure that the interests of depositors of Ocean City Home Bank are represented and considered in matters put to a vote of stockholders of Ocean Shore Holding. Therefore, the votes cast by OC Financial MHC may not be in your personal best interests as a stockholder. For example, OC Financial MHC may exercise its voting control to defeat a stockholder nominee for election to the board of directors of Ocean Shore Holding. In addition, stockholders will not be able to force a merger or second-step conversion transaction without the consent of OC Financial MHC. Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since fully converted institutions tend to trade at higher multiples than mutual holding companies.

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

Our contribution to Ocean City Home Charitable Foundation may not be fully tax deductible.

The Company made a $2.0 million contribution to the Ocean City Home Charitable Foundation in 2004 which is deductible for federal tax purposes over the permissable six-year period. However, no assurance can be made that we will have sufficient pre-tax income over the five-year period following the year in which the contribution was made to fully utilize the carryover related to the excess contribution. As of December 31, 2006, a $109,000 valuation allowance was set up relating to the deferred tax asset established in connection with the Company’s contribution. The Company determined that, based on its assessment of future taxable income and expectations of charitable contributions, it is probable that the tax benefit of the contribution may not be fully realized.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of December 31, 2006.

Location	Year Opened	Square Footage	Date of Lease Expiration	Owned/ Leased
Main Office:
1001 Asbury Avenue Ocean City, NJ 08226	1920	10,400	N/A	Owned

Branches:
105 Roosevelt Boulevard Marmora, NJ 08223	1986	11,400	N/A	Owned

1777 New Road Rt. 9 Linwood, NJ 08221	1994	8,600	N/A	Owned

6302 Ventnor Avenue Ventnor, NJ 08406	1994	2,600	N/A	Owned

1184 Ocean Heights Avenue Egg Harbor Township, NJ 08234	1999	2,100	N/A	Owned

778 White Horse Pike Absecon, NJ 08201	2001	2,500	2011	Leased

3100 Hingston Avenue Northfield, NJ 08225	2005	2,500	2010	Leased

9219 Atlantic Avenue Margate City, NJ 08402-2455	2006	2,300	N/A	Owned

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

The Company’s common stock is listed on the Nasdaq Global Market (“NASDAQ”) under the trading symbol “OSHC.” The following table sets forth the high and low sales prices of the common stock for the years ended December 31, 2006 and 2005, as reported by NASDAQ. The Company has not paid any dividends to its shareholders to date. See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” and Note 14 in the Notes to the Consolidated Financial Statements for more information relating to restrictions on dividends.

	High	Low

2005:

First Quarter	$12.17	$10.51
Second Quarter	$11.15	$9.86
Third Quarter	$11.90	$10.55
Fourth Quarter	$11.55	$10.50

2006:

First Quarter	$12.49	$11.15
Second Quarter	$13.00	$12.05
Third Quarter	$13.10	$12.14
Fourth Quarter	$13.75	$12.30

As of February 7, 2007, the Company had approximately 849 holders of record of the Company’s common stock.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on the Company’s common stock with the cumulative total return on the Nasdaq Stock Market Index (U.S. Companies) and with the SNL All Thrifts Index. Total return assumes the reinvestment of all dividends. The graph assumes $100 was invested at the close of business on December 21, 2004, the initial day of trading of the Company’s common stock.

Index	12/21/04	12/31/04	12/31/05	12/31/06
Ocean Shore Holding Co.	$100.00	$99.59	$94.81	$113.17
NASDAQ Composite	100.00	100.87	105.65	113.81
SNL Thrift Index	100.00	100.66	104.21	121.47
SNL MHC Thrift Index	100.00	101.39	104.18	142.66

Purchases of Equity Securities by the Issuer and Affiliated Purchases During the 4th Quarter of 2006

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs(1)(2)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
Month #1
October 1, 2006 through October 31, 2006	None	None	None	71,736
Month #2
November 1, 2006 through November 30, 2006	27,130	$13.10	27,130	44,606
Month #3
December 1, 2006 through December 31, 2006	None	None	None	44,606
Total	27,130	$13.10

(1)	On August 10, 2005, the Company’s Board of Directors approved the formation and funding of a trust that will purchase 171,749 shares of the Company’s common stock in the open market with funds contributed by the Company. As of December 31, 2006, 171,300 shares were purchased. The remaining 449 shares have not been awarded and may be purchased from time to time at the discretion of the independent trustee of the trust and the shares will be used to fund restricted stock awards under the Company’s 2005 Equity Incentive Plan.
(2)	On March 29, 2006, the Company’s Board of Directors approved the repurchase of 200,087 shares of the Company’s common stock in the open market. As of December 31, 2006, 155,930 shares had been purchased. The Company intends to purchase shares in the open market to complete the remaining 44,157 shares approved for purchase.

ITEM 6. SELECTED FINANCIAL DATA

	At or For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Financial Condition Data:
Total assets	$562,260	$543,846	$528,444	$479,844	$435,811
Securities held to maturity	5,266	9,729	10,544	3,807	4,258
Securities available for sale	62,865	84,462	106,258	123,865	103,743
Loans receivable, net	433,342	412,005	340,585	301,778	270,510
Cash and cash equivalents	33,357	13,400	47,396	28,759	38,087
Deposits	417,024	416,914	415,328	390,274	346,637
FHLB advances	54,000	27,000	10,000	10,000	10,000
Subordinated debt	15,464	15,464	15,464	15,464	—
Preferred trust securities	—	—	—	—	15,000
Other borrowings	7,090	18,460	22,840	35,504	38,118
Total equity	62,551	60,568	59,795	23,975	21,404

Operating Data:
Interest and dividend income	$29,839	$26,272	$22,722	$22,516	$23,809
Interest expense	14,620	11,017	9,398	10,015	11,720

Net interest income	15,219	15,255	13,324	12,501	12,089
Provision for loan losses	300	300	360	360	275

Net interest income after provision for loan losses	14,919	14,955	12,964	12,141	11,814
Other income	2,331	2,316	2,389	2,126	1,919
Other expenses	12,806	12,201	13,002	10,002	9,342

Income before taxes	4,445	5,070	2,352	4,265	4,391
Provision for income taxes	1,296	1,994	1,045	1,551	1,738

Net income	$3,149	$3,076	$1,306	$2,714	$2,653

Common Share Data:
Basic net income per share	$0.38	$0.37	N/A	N/A	N/A
Diluted net income per share	$0.37	$0.36	N/A	N/A	N/A
Weighted average shares—basic	8,259,473	8,405,677	N/A	N/A	N/A
Weighted average shares—diluted	8,410,151	8,453,593	N/A	N/A	N/A
Shares outstanding—end of period	8,181,980	8,293,743	N/A	N/A	N/A

	At or For the Years Ended December 31,
	2006	2005	2004	2003	2002
Performance Ratios:
Return on average assets	0.56%	0.57%	0.26%	0.58%	0.63%
Return on average equity	5.08	5.07	4.95	11.80	13.69
Interest rate spread (1)	2.56	2.75	2.79	2.79	2.99
Net interest margin (2)	2.94	3.06	2.90	2.90	3.12
Noninterest expense to average assets	2.30	2.24	2.59	2.14	2.22
Efficiency ratio (3)	72.97	69.44	82.74	68.94	67.07
Average interest-earning assets to average interest-bearing liabilities	113.51	114.05	105.26	104.56	104.23
Average equity to average assets	11.10	11.16	5.25	4.92	4.61

Capital Ratios (4):
Tangible capital	10.71	10.47	10.67	7.08	7.38
Core capital	10.71	10.47	10.67	7.08	7.38
Total risk-based capital	19.24	18.92	20.40	13.71	14.45

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.47	0.42	0.43	0.37	0.29
Allowance for loan losses as a percent of nonperforming loans	385.5	N/M	N/M	275.21	121.68
Net charge-offs (recoveries) to average outstanding loans during the period	N/M	N/M	N/M	0.01	0.01
Non-performing loans as a percent of total loans	0.12	0.02	N/M	0.13	0.24

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities.
(4)	Ratios are for Ocean City Home Bank.

N/M—not meaningful as nonperforming loans and net charge-offs are not material enough to allow for meaningful calculations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Effective at the beginning of 2007, the Federal Deposit Insurance Corporation began assessing most insured depository institutions for deposit insurance at a rate between five cents and seven cents for every $100 of deposits. Assessment credits have been provided to institutions that paid high premiums in the past. According to information provided by the Federal Deposit Insurance Corporation, Ocean City Home Bank will receive an assessment credit of approximately $246,000. We expect that this credit will offset all of our deposit insurance premiums in 2007.

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

Balance Sheet Analysis

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by one- to four-family residential homes, and to a lesser extent, commercial real estate. Total loans, net, represented 77.1% of total assets at December 31, 2006, compared to 75.8% at December 31, 2005.

The largest segment of our loan portfolio is one- to four-family residential loans. At December 31, 2006, these loans totaled $316.6 million and represented 72.9% of total loans compared to $294.3 million, or 71.3% of total loans, at December 31, 2005. One- to four-family residential loans increased $22.3 million, or 7.6%, in 2006 on steady loan activity. We utilize several methods of gathering new loan activity. We have a good working relationship with many realtors in our market area and employ two account executives solely for the purpose of soliciting loans. Our Bank’s website accepts on-line applications and our branch personnel are trained to take applications.

Commercial and multi-family real estate loans totaled $32.7 million and represented 7.5% of total loans at December 31, 2006 compared to $28.7 million, or 7.0% of total loans at December 31, 2005. Commercial and multi-family real estate loans increased $4.0 million, or 13.7%, in 2006. The majority of the increase is attributed to permanent financing provided to completed construction activity.

We also originate construction loans secured by residential and commercial real estate. This portfolio totaled $13.8 million and represented 3.2% of total loans at December 31, 2006 compared to $23.2 million, or 5.6% of total loans at December 31, 2005. Construction loans decreased $9.4 million, or 40.7%, in 2006 due to the completion of the construction phase of existing loans and either sale of the property or subsequent conversion of those loans to permanent financing.

We originate commercial business loans secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Commercial business loans totaled $16.8 million, and represented 3.9% of total loans at December 31, 2006, compared to $16.6 million, or 4.0% of total loans, at December 31, 2005.

We also originate a variety of consumer loans, including home equity loans and lines of credit, loans secured by passbook or certificate accounts and secured and unsecured personal loans. Consumer loans totaled $54.1 million and represented 12.5% of total loans at December 31, 2005 compared to $49.7 million, or 11.9% of total loans, at December 31, 2005. The $4.4 million, or 9.0%, increase in 2006 was due to aggressive marketing activities and competitive pricing on our home equity loan products.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate—mortgage:
One- to four-family residential	$316,567	72.9%	$294,296	71.3%	$247,610	72.5%	$229,042	75.7%	$212,640	78.5%
Commercial and multi-family	32,662	7.5	28,725	7.0	26,483	7.8	25,969	8.6	19,105	7.1

Total real estate—mortgage loans	349,229	80.5	323,021	78.3	274,093	80.3	255,011	84.3	231,745	85.6
Real estate—construction:
Residential	6,983	1.6	12,230	3.0	5,035	1.5	4,258	1.4	5,850	2.2
Commercial	6,804	1.6	11,019	2.6	7,719	2.2	5,702	1.9	1,007	0.4

Total real estate—construction loans	13,787	3.2	23,249	5.6	12,754	3.7	9,960	3.3	6,857	2.6
Commercial	16,825	3.9	16,582	4.0	14,111	4.1	8,472	2.8	7,034	2.6
Consumer:
Home equity	53,179	12.3	48,537	11.8	39,264	11.5	27,592	9.1	23,528	8.7
Other	938	0.2	1,135	0.3	1,244	0.4	1,404	0.5	1,780	0.6

Total consumer loans	54,117	12.5	49,672	12.1	40,508	11.9	28,996	9.6	25,308	9.3

Total loans	433,957	100.0%	412,524	100.0%	341,466	100.0%	302,439	100.0%	270,944	100.0%

Net deferred loan costs (fees)	1,435		1,234		585		455		341
Allowance for loan losses	(2,050)		(1,753)		(1,466)		(1,116)		(775)

Loans, net	$433,342		$412,005		$340,585		$301,778		$270,510

The following table sets forth certain information at December 31, 2006 regarding the dollar amount of loan principal repayments coming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Real Estate- Mortgage Loans	Real Estate- Construction Loans	Commercial Loans	Consumer Loans	Total Loans
	(In thousands)
Amounts due in:
One year or less	$118	$13,588	$5,233	$178	$19,117
More than one to five years	2,851	198	8,065	7,380	18,494
More than five years	346,260	—	3,527	46,559	396,346

Total	$349,229	$13,786	$16,825	$54,117	$433,957

The following table sets forth the dollar amount of all loans at December 31, 2006 that are due after December 31, 2007 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude applicable loans in process, unearned interest on consumer loans and net deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate—mortgage loans	$257,570	$91,541	$349,111
Real estate—construction loans	122	76	198
Commercial loans	3,628	7,964	11,592
Consumer loans	38,074	15,865	53,939

Total	$299,394	$115,446	$414,840

The following table shows loan origination, purchase and sale activity during the periods indicated.

	2006	2005	2004	2003	2002
	(In thousands)
Total loans, net, at beginning of period	$412,005	$340,585	$301,778	$270,510	$240,099

Loans originated:
Real estate—mortgage	56,206	83,868	63,872	94,033	85,274
Real estate—construction	13,375	24,215	18,226	15,353	16,485
Commercial	8,598	16,458	14,802	11,349	4,909
Consumer	28,311	34,322	30,583	24,279	18,063

Total loans originated	106,490	158,863	127,483	145,014	124,731

Loans purchased	76	1,999	464	—	394

Deduct:
Real estate loan principal repayments	52,911	50,658	60,685	77,950	65,015
Loan sales	—	—	—	5,068	6,003
Other repayments	32,222	39,146	28,235	30,501	26,869

Total loan repayments	85,133	89,804	88,920	113,519	94,887

Increase (decrease) due to deferred loan fees and allowance for loan losses	(96)	362	(220)	(227)	173

Net increase in loan portfolio	21,337	71,420	38,807	31,268	30,411

Total loans, net, at end of period	$433,342	$412,005	$340,585	$301,778	$270,510

Securities. Our securities portfolio consists primarily of U.S. Government and agency securities, mortgage-backed securities, corporate debt securities, municipal securities and mutual funds that invest in adjustable-rate loans and mortgage-backed securities. Our securities portfolio represented 12.1% of total assets at December 31, 2006 compared to 17.3% at December 31, 2005. Securities decreased $26.1 million, or 27.7%, in the year ended December 31, 2006 as we funded increased loan demand with the proceeds from maturities and principal paydowns.

The following table sets forth the carrying values and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. Government and agencies	$1,359	$1,319	$22,433	$22,135	$20,517	$20,360
Mortgage-backed	39,609	39,105	37,710	37,176	51,732	52,025
Corporate debt	11,357	11,461	11,973	12,154	20,574	20,705
Other debt	2,955	3,009	4,950	5,029	4,948	5,070

Total debt securities	55,280	54,894	77,066	76,494	97,771	98,160
Mutual funds	8,012	7,971	8,012	7,967	8,029	8,098

Total securities available for sale	63,292	62,865	85,078	84,461	105,800	106,258

Securities held to maturity:
Mortgage-backed	5,266	5,152	5,436	5,321	2,157	2,162
Municipal	—	—	4,293	4,294	8,387	8,398

Total securities held to maturity	5,266	5,152	9,729	9,615	10,544	10,560

Total	$68,558	$68,017	$94,807	$94,076	$116,344	$116,819

At December 31, 2006, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2006. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2006, mortgage-backed securities with adjustable rates totaled $11.1 million. Weighted average yields are on a tax-equivalent basis.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Government and agencies	$—		$1,319	4.02%	$—		$—		$1,319	4.02%
Mortgage-backed	6	5.99%	3,504	4.02%	3,302	4.38%	32,293	5.18%	39,105	5.01%
Corporate debt	—		—		919	3.96%	10,542	7.61%	11,461	7.32%
Municipal	—		—		—		3,009	6.89%	3,009	6.89%

Total securities available for sale	6	5.99%	4,823	4.02%	4,221	4.29%	45,844	5.85%	54,894	5.57%

Securities held to maturity:
Mortgage-backed	—		—		3	9.23%	5,263	5.28%	5,266	5.28%
Total held to maturity debt securities	—		—		3	9.23%	5,263	5.28%	5,266	5.28%

Total	$6	5.99%	$4,823	4.02%	$4,224	4.29%	$51,107	5.79%	$60,160	5.54%

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

Our deposit base is comprised of demand deposits, savings accounts and time deposits. Deposits increased $110,000, or 0.03%, in 2006. The change in deposits consisted primarily of an increase in certificates of deposit offset by decreases in savings accounts and demand deposits. The increase in certificates of deposit was a result of customers shifting deposits from lower rate savings accounts and interest-bearing checking accounts to higher rate certificates of deposits.

We aggressively market checking and savings accounts, as these tend to provide longer-term customer relationships and a lower cost of funding compared to time deposits. Due to our marketing efforts and sales efforts, we have been able to attract core deposits of 64.0% of total deposits at December 31, 2006, compared to 68.7% in 2005.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$35,224	8.4%	$34,223	8.2%	$35,318	8.5%
Interest-bearing demand deposits	170,114	40.8	172,792	41.4	169,500	40.8
Savings accounts	61,617	14.8	79,439	19.1	94,915	22.9
Certificates of deposit	150,070	36.0	130,460	31.3	115,595	27.8

Total	$417,025	100.0%	$416,914	100.0%	$415,328	100.0%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2006. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$16,142
Over three through six months	7,491
Over six through twelve months	10,901
Over twelve months	15,039

Total	$49,573

The following table sets forth time deposits classified by rates at the dates indicated.

	At December 31,
	2006	2005	2004
	(In thousands)
0.00 - 1.00%	$—	$—	$18
1.01 - 2.00%	—	8	35,126
2.01 - 3.00%	2,328	26,385	28,041
3.01 - 4.00%	22,860	57,623	19,389
4.01 - 5.00%	115,131	35,678	20,947
5.01 - 6.00%	2,969	2,987	3,700
6.01 - 7.00%	6,782	7,779	8,374

Total	$150,070	$130,460	$115,595

The following table sets forth the amount and maturities of time deposits at December 31, 2006.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)
2.01 - 3.00%	$2,312	$16	$—	$—	$—	$2,328	1.6%
3.01 - 4.00%	17,171	3,122	934	1,392	241	22,860	15.2
4.01 - 5.00%	79,388	12,102	12,291	5,381	5,968	115,131	76.7
5.01 - 6.00%	819	2,150	—	—	—	2,969	2.0
6.01 - 7.00%	5,965	817	—	—	—	6,782	4.5

Total	$105,655	$18,207	$13,225	$6,773	$6,209	$150,070	100.0%

Borrowings. We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments and to meet deposit withdrawal requirements.

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Maximum amount outstanding at any month end during the period:
FHLB advances	$54,000	$27,000	$10,000
Securities sold under agreements to repurchase	18,570	25,970	34,590
Subordinated debt	15,464	15,464	15,464
Other borrowings	—	—	1,890

Average amounts outstanding during the period:
FHLB advances	$41,415	$10,937	$10,000
Securities sold under agreements to repurchase	10,734	24,385	33,289
Subordinated debt	15,464	15,464	15,464
Other borrowings	—	—	1,612

Weighted average interest rate during the period:
FHLB advances	4.22%	3.22%	3.12%
Securities sold under agreements to repurchase	5.27	4.94	3.79
Subordinated debt	8.67	8.67	8.67
Other borrowings	—	—	6.28

Balance outstanding at end of period:
FHLB advances	$54,000	$27,000	$10,000
Securities sold under agreements to repurchase	7,090	18,460	22,840
Subordinated debt	15,464	15,464	15,464

Weighted average interest rate at end of period:
FHLB advances	4.18%	3.78%	3.07%
Securities sold under agreements to repurchase	5.38	5.02	4.86
Subordinated debt	8.67	8.67	8.67

Federal Home Loan Bank advances increased $27.0 million at December 31, 2006 from December 31, 2005. These advances mature starting in 2012 through 2016; $17.0 million of the increase in advances was used to fund increases in loan demand while $10.0 million was used to refinace maturing borrowings from securities sold under agreements to repurchase.

Securities sold under agreements to repurchase decreased $11.4 million during 2006 as we paid down these borrowings with proceeds from advances. At December 31, 2006, securities sold under agreements to repurchase included $5.0 million of Federal Home Loan Bank borrowings maturing in 2008. At December 31, 2006, the remaining $2.1 million had a 12-day maturity.

Subordinated debt reflects the junior subordinated deferrable interest debentures issued by us in 1998 to a business trust formed by us that issued $15.0 million of preferred securities in a private placement.

Results of Operations for the Years Ended December 31, 2006, 2005 and 2004

Overview.

	2006	2005	2004	% Change 2006/2005	% Change 2005/2004
	(Dollars in thousands)
Net income	$3,149	$3,076	$1,306	2.4%	135.4%
Return on average assets	0.56%	0.57%	0.26%	(1.8)%	119.2%
Return on average equity	5.08%	5.07%	4.95%	0.2	2.4%
Average equity to average assets	11.10%	11.16%	5.25%	(0.5)%	112.6%

2006 vs. 2005. Net income increased 2.4%, or $73,000, in 2006 to $3.1 million from 2005. Net interest income decreased $36,000, or 0.2%, in 2006 from 2005 while non-interest income increased $15,000, or 0.7%, in 2006 from 2005. Other expenses increased $600,000, or 5.0%, in 2006 from 2005 due primarily from increases to salaries and benefits in share-based compensation costs of $506,000 required due to the adoption of Statement of Financial Accounting Standards No. 123, ‘Share-Based Payments”. Income taxes decreased $700,000, or 35.0%, in 2006 from 2005 due primarily from reduced deferred taxes needed for certain investments of $577,000 offset by a tax valuation allowance of $109,000 as well as lower pretax income of $626,000 in 2006 from 2005.

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

Net Interest Income.

2006 vs. 2005. Net interest income decreased $36,000, or 0.2%, to $15.22 million for 2006 from $15.26 million in 2005. The decrease in net interest income for 2006 was primarily attributable to a higher volume of interest-bearing liabilities at a higher cost of funds offset by a higher yield and a higher volume of interest-earning assets.

Total interest and dividend income increased $3.6 million, or 13.6%, to $29.8 million for 2006, as growth in earning assets was enhanced by an increase in the yield on earning assets. Interest income on loans increased $4.1 million, or 19.2%, in 2006 as the average balance of the portfolio grew $52.0 million, or 13.9%, while the average yield increased 26 basis points to 5.93%. The increase in the average yield was the result of higher rates on new loans originated and an increase in rate on adjustable rate loans in the portfolio. Declining balances offset by a higher yield in the investment portfolio accounted for the 14.0% decrease in interest income on investment securities of $646,000 from 2005. The average balance of the investment portfolio decreased $29.8 million, or 27.4%, in 2006, while the average yield increased 78 basis points to 5.03% as a result of higher short term market rates.

Total interest expense increased $3.6 million, or 32.7%, to $14.6 million for 2006 as deposit and borrowing costs increased. The average balance of interest-bearing deposits increased $1.3 million, or 0.3%, in 2006 due to growth in certificates of deposit offset by decreases in both checking and savings accounts. The average interest rate paid on deposits increased 73 basis points as a result of the prevailing rising interest rate environment and the growth in higher cost certificates of deposit. During 2006, we experienced higher costs on demand deposits tied to rising rate treasury bills and a shift of deposits from lower-cost savings accounts to higher-cost certificates of deposit. Interest paid on borrowings increased in 2006 as an increase in the average balance of borrowings of $16.8 million was offset by a lower average interest rate paid of 29 basis points. The increase in borrowed money was used to fund the increased loan demand in 2006.

2005 vs. 2004. Net interest income increased $1.9 million, or 14.5%, to $15.3 million for 2005. The increase in net interest income for 2005 was primarily attributable to a higher yield and a higher volume of interest-earning assets, partially offset by an increase in the cost of funds.

Total interest and dividend income increased $3.6 million, or 15.6%, to $26.3 million for 2005, as growth in earning assets was enhanced by an increase in the yield on earning assets. Interest income on loans increased $3.6 million, or 20.3%, in 2005 as the average balance of the portfolio grew $57.4 million, or 18.2%, while the average yield increased 10 basis points to 5.67%. The increase in the average yield was the result of higher rates on new loans originated and an increase in rates on adjustable rate loans in the portfolio. Declining balances offset by a higher yield in the investment portfolio accounted for the modest decrease in interest income on investment securities in 2005. The average balance of the investment portfolio decreased $5.4 million, or 4.7%, in 2005, while the average yield increased 14 basis points to 4.25% as a result of higher short term market rates.

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

	Year Ended December 31,
	2006			2005			2004
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$425,262	$25,224	5.93%	$373,306	$21,169	5.67%	$315,904	$17,601	5.57%
Investment securities	78,981	3,973	5.03	108,746	4,618	4.25	114,145	4,686	4.11
Other interest-earning assets	12,641	642	5.08	16,612	485	2.91	29,700	435	1.46

Total interest-earning assets	516,884	29,839	5.77	498,664	26,272	5.27	459,749	22,722	4.94

Noninterest-earning assets	40,978			45,214			42,165

Total assets	$557,862			$543,878			$501,914

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$174,050	4,080	2.34	$175,366	2,883	1.64	$167,596	1,757	1.05
Savings accounts	69,578	793	1.14	90,538	1,054	1.16	94,430	1,101	1.17
Certificates of deposit	144,130	6,090	4.23	120,559	4,184	3.47	114,408	3,527	3.08

Total interest-bearing deposits	387,758	10,963	2.83	386,463	8,121	2.10	376,434	6,385	1.70

FHLB advances	41,415	1,749	4.22	10,937	351	3.22	10,000	312	3.12
Securities sold under agreements to repurchase	10,734	566	5.27	24,385	1,204	4.94	33,290	1,260	3.79
Subordinated debt	15,464	1,341	8.67	15,464	1,341	8.67	15,464	1,341	8.67

Other borrowings	—	—		—	—		1,605	101	6.28

Total borrowings	67,613	3,656	5.41	50,786	2,896	5.70	60,359	3,014	4.99

Total interest-bearing liabilities	455,371	14,620	3.21	437,249	11,017	2.52	436,793	9,398	2.15

Noninterest-bearing demand accounts	35,728			41,381			34,777
Other	4,816			4,531			3,970

Total liabilities	495,915			483,161			475,540

Retained earnings	61,947			60,717			26,374

Total liabilities and retained earnings	$557,862			$543,878			$501,914

Net interest income		$15,219			$15,255			$13,324

Interest rate spread			2.56%			2.75%			2.79%
Net interest margin			2.94%			3.06%			2.90%
Average interest-earning assets to average interest-bearing liabilities	113.51%			114.05%			105.26%

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

	2006 Compared to 2005			2005 Compared to 2004
	Increase (Decrease) Due to		Net	Increase (Decrease) Due to		Net
	Volume	Rate		Volume	Rate
	(In thousands)
Interest and dividend income:
Loans receivable	$3,049	$1,005	$4,054	$3,250	$319	$3,569
Investment securities	(1,427)	782	(645)	(250)	182	(68)
Other interest-earning assets	74	84	158	(39)	88	49

Total interest-earning assets	1,696	1,871	3,567	2,961	589	3,550
Interest expense:
Deposits	27	2,816	2,843	174	1,562	1,736
FHLB advances	1,257	140	1,397	29	10	39
Securities sold under agreements to repurchase	(713)	76	(637)	(385)	329	(56)
Subordinated debt	—	—	—	—	—	—
Other borrowings	—	—	—	(101)	—	(101)

Total interest-bearing liabilities	571	3,032	3,603	(283)	1,901	1,619

Net change in interest income	$1,125	$(1,161)	$36	$3,244	$(1,313)	$1,931

Provision for Loan Losses.

2006 vs. 2005. Provision for loan losses was unchanged at $300,000 in 2006 and 2005. An increase in the loan portfolio including increases in consumer and commercial mortgage and business loans, which carry a higher risk of default, was offset by stable performing assets.

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

Other Income. The following table shows the components of other income and the percentage changes from year to year.

	2006	2005	2004	% Change 2006/2005	% Change 2005/2004
	(Dollars in thousands)
Service charges	$1,532	$1,541	$1,556	(0.6)%	(1.0)%
Other	800	775	833	3.2	(7.0)

Total	$2,332	$2,316	$2,389	0.7%	(3.1)%

2006 vs. 2005. Service charges increased $16,000, or 0.7%, in 2006 from 2005 due to higher fees on loans serviced for others offset by lower ATM surcharges and miscellaneous fees.

2005 vs. 2004. Service charges decreased $15,000 due to lower fees from deposit services. The decrease in other income was the result of reduced income on bank-owned life insurance and investment advisory commissions.

Other Expense. The following table shows the components of other expense and the percentage changes from year to year.

	2006	2005	2004	% Change 2006/2005	% Change 2005/2004
	(Dollars in thousands)
Salaries and employee benefits	$7,626	$7,034	$6,680	8.4%	5.3%
Occupancy and equipment	2,715	2,500	2,246	8.6	11.3
FDIC deposit insurance	54	57	60	(5.3)	(5.0)
Advertising	425	399	404	6.5	(1.2)
Professional services	594	810	350	(26.7)	131.4
Supplies	223	281	228	(20.6)	23.2
Telephone	105	120	114	(12.5)	5.3
Postage	136	137	147	(0.7)	(6.8)
Charitable contributions	116	134	2,138	(13.4)	(93.7)
Insurance	142	133	129	6.8	3.1
All other	670	596	506	12.4	17.8

Total	$12,806	$12,201	$13,002	5.0%	(6.2)%

Efficiency ratio (1)	72.97%	69.4%	82.7%

(1)	Computed as other expense divided by the sum of net interest income and other income excluding securities gains (losses).

2006 vs. 2005. Total other expenses increased $600,000, or 5.0%, to $12.8 million in 2006 compared to $12.2 million in 2005. Salaries and benefits expense increased $592,000 for the year-ended 2006 as share-based compensation costs increased $506,000 in 2006 compared to 2005. Restricted stock expense increased $232,000 in 2006 compared to 2005 as 12 months of expense was recognized in 2006 compared to 5 months in 2005 because the shares were issued in August of 2005. The remaining $274,000 increase was due to the adoption of Statement of Financial Accounting Standards No. 123, “Share-Based Payment,” on January 1, 2006 which required the recognition of expenses for share based payment transactions including stock options based on the fair value of the equity instruments issued. Prior to January 1, 2006, the Company had accounted for the issuance of stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense was recognized for options prior to January 1, 2006.

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

Income Taxes.

2006 vs. 2005. Income tax expense was $1.3 million for the year-ended 2006 compared to $2.0 million for the year-ended 2005. The effective tax rate for 2006 was 29.2% compared to 39.3% for 2005. During the 3rd quarter, the Company changed its investment strategy related to bank owned life insurance. Prior to September of 2003, the Company’s investment strategy for bank owned life insurance was to frequently purchase and surrender policies prior to term. The surrender of a policy prior to term triggers a taxable event and results in a tax liability. As a result, the Company provided a deferred tax liability for the estimated amount that would be incurred upon the termination of such policies. During the third quarter of 2006, the Company changed its investment policy to purchase and hold the insurance policies for the duration of the term. This policy does not require the build up of a deferred tax liability. As a result, the Company reversed $600,000 of previously recorded deferred tax liability. Partially offsetting the impact of the change in investment policy was a $109,000 tax valuation allowance relating to the deferred tax asset established in connection with the Company’s contribution to the charitable foundation established in connection with its public offering in December of 2004. The Company determined that, based on its assessment of future taxable income and expectations of charitable contributions, it is probable that the tax benefit of the contribution may not be fully realized. The remaining tax decrease was a result of lower taxable income in 2006 than in 2005.

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

Nonperforming assets totaled $532,000, or 0.1% of total assets, at December 31, 2006, which was an increase of $434,000 from December 31, 2005. Nonaccrual loans accounted for all nonperforming assets at December 31, 2006. At December 31, 2006, nonaccrual loans were comprised of $415,000 in mortgage loans and $116,000 in consumer loans.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Nonaccrual loans:
Real estate—mortgage loans	$415	$91	$—	$337	$493
Commercial	—	—	—	—	41
Consumer	116	7	4	69	103

Total of nonaccrual and 90 days or more past due loans	$531	$98	$4	$406	$637

Total nonperforming loans to total loans	0.12%	0.02%	N/M	0.13%	0.24%
Total nonperforming loans to total assets	0.09%	0.02%	N/M	0.08%	0.15%
Total nonperforming assets and troubled debt restructurings to total assets	0.09%	0.02%	N/M	0.08%	0.15%

N/M—not measurable as nonperforming loans and net charge-offs are not material enough to allow for meaningful calculations.

Interest income that would have been recorded for the year ended December 31, 2006 had nonaccruing loans been current according to their original terms amounted to $15,300. No interest related to nonaccrual loans was included in interest income for the year ended December 31, 2006.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2006	2005	2004
	(In thousands)
Special mention assets	$739	$806	$289
Substandard assets	1,019	724	354
Doubtful and loss assets	—	—	—

Total classified assets	$1,758	$1,530	$643

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2006		2005		2004
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
Real estate—mortgage loans	$166	$278	$188	$—	$178	$—
Consumer loans	160	—	46	—	9	28

Total	$326	$278	$234	$—	$187	$28

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

Specific Allowance Required for Impaired or Collateral-Dependent Loans. We establish an allowance for impaired loans for the amounts by which the discounted cash flows (or collateral value or observable market price) are lower than the carrying value of the loan. Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. At December 31, 2006, no loans were considered impaired other than those collectively evaluated for impairment.

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

At December 31, 2006, our allowance for loan losses represented 0.47% of total gross loans. The allowance for loan losses increased to $2.1 million at December 31, 2006 from $1.8 million at December 31, 2005 due to the provision for loan losses of $300,000 offset by net charge-offs of $3,000. The provision for loan losses in 2006 reflected continued growth of the loan portfolio, particularly the increases in one- to four-family mortgage loans, commercial real estate loans and consumer loans. There was no change in the loss factors used to calculate the allowance in December 31, 2006 from December 31, 2005. At December 31, 2006, the specific allowance on impaired or collateral-dependent loans was $68,000. The general valuation allowance for identified problem loans was $419,000 and the general valuation allowance on the remainder of the loan portfolio was $1.6 million.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2006			2005			2004
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate—mortgage loans	$1,158	56.5%	80.5%	$974	55.6%	78.3%	$909	62.0%	80.3%
Real estate—construction loans	202	9.9	3.2	204	11.6	5.7	113	7.7	3.7
Commercial	388	18.9	3.9	388	22.1	4.0	285	19.4	4.1
Consumer	302	14.7	12.4	187	10.7	12.0	159	10.9	11.9

Total allowance for loan losses	$2,050	100.0%	100.0%	$1,753	100.0%	100.0%	$1,466	100.0%	100.0%

	At December 31,
	2003			2002
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in Thousands)
Real estate—mortgage loans	$734	65.8%	84.3%	$507	65.4%	85.5%
Real estate—construction loans	80	7.2	3.3	42	5.5	2.6
Commercial	176	15.7	2.8	112	14.4	2.6
Consumer	126	11.3	9.6	114	14.7	9.3

Total allowance for loan losses	$1,116	100.0%	100.0%	$775	100.0%	100.0%

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Allowance at beginning of period	$1,753	$1,466	$1,116	$775	$531

Provision for loan losses	$300	$300	$360	$360	$275
Charge-offs:
Real estate—mortgage loans	—	—	—	—	—
Commercial loans	—	—	—	8	1
Consumer loans	9	18	16	12	37

Total charge-offs	9	18	16	20	38
Recoveries:
Commercial loans	—	—	1	—	—
Consumer loans	6	5	5	1	7

Total recoveries	6	5	6	1	7

Net charge—offs	3	13	10	19	31

Allowance at end of period	$2,050	$1,753	$1,466	$1,116	$775

Allowance to nonperforming loans	385.3%	N/M	N/M	275.21%	121.68%
Allowance to total loans outstanding at the end of the period	0.47%	0.42%	0.43%	0.37%	0.29%
Net charge-offs (recoveries) to average loans outstanding during the period	N/M	N/M	N/M	0.01%	0.01%

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at December 31, 2006 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income only for Ocean Shore Holding.

	At December 31, 2006 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	(1.80)%	(6.82)%
100 basis point decrease in rates	0.45%	0.03%

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

Net Portfolio Value Analysis. In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at December 31, 2006 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$56,460	$(29,381)	(34)%	10.31%	(432	) bp
200	67,212	(18,629)	(22)	11.98	(265)
100	78,322	(7,519)	(9)	13.61	(102)
0	85,841	—	—	14.63	—
(100)	86,080	239	—	14.54	(9)
(200)	78,678	(7,163)	(8)	13.31	(132)
(300)	69,729	(16,113)	(19)	11.81	(282)

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2006, cash and cash equivalents totaled $33.4 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $15.7 million at December 31, 2006. In addition, at December 31, 2006, we had the ability to borrow a total of approximately $152.6 million from the Federal Home Loan Bank of New York, which included available overnight lines of credit of $53.6 million. On that date, we had no overnight advances outstanding.

At December 31, 2006, we had $43.7 million in commitments outstanding, which included $7.5 million in undisbursed construction loans, $23.3 million in unused home equity lines of credit and $7.3 million in commercial lines of credit. Certificates of deposit due within one year of December 31, 2006 totaled $105.7 million, or 70.4% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2007. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following tables summarize our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at December 31, 2006.

	Amount of Commitment Expiration—Per Period
Outstanding Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
	(In thousands)
Commitments to originate loans	$5,053	$5,053	$—	$—	$—
Unused portion of home equity lines of credit	23,263	91	323	125	22,724
Unused portion of commercial lines of credit	7,342	5,529	1,624	189	—
Unused portion of commercial letters of credit	519	494	26	—	—
Undisbursed portion of construction loans in process	7,519	6,819	700	—	—

Total	$43,696	$17,986	$2,673	$314	$22,724

The following table presents certain of our contractual obligations as of December 31, 2006.

Contractual Obligations	Total	Payments due by period
		Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
	(In thousands)
Short-term debt obligations	$2,095	$2,095	$—	$—	$—
Long-term debt obligations	125,459	3,903	12,472	7,263	101,821
Time deposits	150,070	105,655	31,433	9,344	3,638
Operating lease obligations(1)	446	67	129	134	116

Total	$278,070	$111,720	$44,034	$16,741	$105,575

(1)	Payments are for lease of real property.

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

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Investing activities:
Loan originations, net of repayments	$21,876	$69,928	$38,897
Securities purchased	11,290	19,088	46,927
Loans purchased	76	1,999	464
Financing activities:
Increase in deposits	110	$1,586	$25,054
Increase in FHLB advances	27,000	17,000	—
Decrease in securities sold under agreements to repurchase	(11,370)	(4,380)	(10,650)

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2006, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the years ended December 31, 2006 and 2005, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ocean Shore Holding Co. and subsidiaries:

We have audited the accompanying consolidated statements of financial condition of Ocean Shore Holding Co. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ocean Shore Holding Co. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company adopted the fair-value method of accounting for stock based compensation, as prescribed by Statement of Financial Accounting Standards No. 123 (R) “Share-Based Payment.”

/s/ Deloitte & Touche LLP

Philadelphia, PA

March 16, 2007

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2006	2005
ASSETS

Cash and amounts due from depository institutions	$15,656,934	$13,400,085
Federal funds sold	17,700,000	—

Cash and cash equivalents	33,356,934	13,400,085
Investment securities held to maturity estimated fair value—2006, $0; 2005, $4,293,635	—	4,292,600
Investment securities available for sale amortized cost—2006, $23,683,154; 2005, $47,368,441	23,759,615	47,285,875
Mortgage-backed securities held to maturity estimated fair value—2006, $5,152,021; 2005, $5,320,700	5,266,063	5,435,913
Mortgage-backed securities available for sale amortized cost—2006, $39,608,982; 2005, $37,710,146	39,105,325	37,175,682
Loans—net	433,342,427	412,005,109
Accrued interest receivable:
Loans	1,761,993	1,592,328
Mortgage-backed securities	194,588	176,217
Investment securities	308,590	443,789
Federal Home Loan Bank stock—at cost	3,480,900	2,622,800
Office properties and equipment—net	10,181,236	8,399,552
Prepaid expenses and other assets	2,585,881	3,112,147
Cash surrender value of life insurance	7,600,447	7,339,094
Deferred tax asset	1,316,049	564,683

TOTAL ASSETS	$562,260,048	$543,845,874

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$35,223,842	$34,223,473
Interest bearing deposits	381,800,409	382,690,429
Advances from Federal Home Loan Bank	54,000,000	27,000,000
Junior subordinated debenture	15,464,000	15,464,000
Securities sold under agreements to repurchase	7,090,000	18,460,000
Advances from borrowers for taxes and insurance	2,356,247	2,200,325
Accrued interest payable	904,205	835,122
Other liabilities	2,870,831	2,404,243

Total liabilities	499,709,534	483,277,592

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 8,762,742 shares issued; 8,593,819 and 8,762,742 shares outstanding 2006 and 2005, respectively	87,627	87,627
Additional paid in capital	37,299,692	38,392,348
Retained earnings—partially restricted	30,781,914	27,633,345
Treasury stock—at cost: 168,923 shares at December 31, 2006	(2,190,882)	—
Common stock acquired by employee benefit plans	(2,747,990)	(4,798,480)
Deferred compensation plans trust	(416,420)	(373,607)
Accumulated other comprehensive loss	(263,427)	(372,951)

Total stockholders’ equity	62,550,514	60,568,282

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$562,260,048	$543,845,874

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$25,223,680	$21,169,444	$17,600,659
Taxable interest on mortgage-backed securities	1,800,582	2,163,266	2,351,951
Non-taxable interest on municipal securities	202,960	397,285	327,730
Taxable interest and dividends on investments securities	2,611,463	2,541,896	2,441,729

Total interest and dividend income	29,838,685	26,271,891	22,722,069

INTEREST EXPENSE:
Deposits	10,963,333	8,120,550	6,384,420
Advances from Federal Home Loan Bank, securities sold under agreements to repurchase and other borrowed money	3,656,267	2,896,182	3,013,370

Total interest expense	14,619,600	11,016,732	9,397,790

NET INTEREST INCOME	15,219,085	15,255,159	13,324,279

PROVISION FOR LOAN LOSSES	300,000	300,000	360,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,919,085	14,955,159	12,964,279

OTHER INCOME:
Service charges	1,531,754	1,541,411	1,555,558
Cash surrender value of life insurance	261,353	261,681	305,764
Other	538,568	513,225	527,855

Total other income	2,331,675	2,316,317	2,389,177

OTHER EXPENSES:
Salaries and employee benefits	7,626,087	7,034,024	6,679,563
Occupancy and equipment	2,715,245	2,500,408	2,246,486
Federal insurance premiums	53,814	57,267	59,506
Advertising	425,114	398,611	403,907
Professional services	593,970	809,736	350,100
Charitable contributions	115,587	134,454	2,138,427
Other operating expenses	1,276,414	1,266,316	1,123,766

Total other expenses	12,806,231	12,200,816	13,001,755

INCOME BEFORE INCOME TAXES	4,444,529	5,070,660	2,351,701

INCOME TAXES:
Current	2,127,636	1,818,016	1,582,917
Deferred	(831,676)	176,669	(537,694)

Total income taxes	1,295,960	1,994,685	1,045,223

NET INCOME	$3,148,569	$3,075,975	$1,306,478

Earnings per share basic	$0.38	$0.37	N/M	(1)
Earnings per share diluted	$0.37	$0.36	N/M	(1)

(1)	N/M—Earnings per share for year ended December 31, 2004 was not meaningful because the Company completed its stock offering on December 21, 2004.

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Common Stock Acquired for Employee Benefit Plans	Deferred Compensation Plans Trust	Accumulated Other Comprehensive Income (Loss)	Total Equity
BALANCE—January 1, 2004	$—	$—	$23,250,893	$—	$—	$—	$723,813	$23,974,706
Comprehensive income:
Net income	—	—	1,306,478		—	—	—	1,306,478
Other comprehensive loss—
Unrealized holding loss arising during the period (net of tax of $(283,130))	—	—	—		—	—	(433,847)	(433,847)

Comprehensive income								872,631
Excess of fair value above cost of ESOP shares committed to be released	—	48,090	—		—	—	—	48,090
Purchase of shares for ESOP	—	—	—		(3,434,990)	—	—	(3,434,990)
Unallocated ESOP shares committed to employees	—	—	—		229,000	—	—	229,000
Contribution of common stock to charitable foundation	—	1,663,255	—		—	—	—	1,663,255
Proceeds from sale of common stock, net	87,627	36,676,178	—		—	—	—	36,763,805
Purchase of shares by deferred compensation plans trust	—	—	—		—	(321,260)	—	(321,260)

BALANCE—December 31, 2004	$87,627	$38,387,523	$24,557,370	$—	$(3,205,990)	$(321,260)	$289,966	$59,795,236

Comprehensive income:
Net income	$—	$—	$3,075,975	$—	$—	$—	$—	$3,075,975
Other comprehensive loss—
Unrealized holding loss arising during the period (net of tax of $(412,565))	—	—	—	—	—	—	(662,918)	(662,918)

Comprehensive income:								2,413,057
Excess of fair value above cost of ESOP shares committed to be released	—	22,213	—	—	—	—	—	22,213
Excess of fair value below cost of restricted shares	—	(17,388)	—	—	—	—	—	(17,388)
Unallocated ESOP shares committed to employees	—	—	—	—	229,000	—	—	229,000
Purchase of restricted stock shares	—	—	—	—	(1,987,080)	—	—	(1,987,080)
Restricted stock shares	—	—	—	—	165,590	—	—	165,590
Purchase of shares by deferred compensation plans trust	—	—	—	—	—	(52,347)	—	(52,347)

BALANCE—December 31, 2005	$87,627	$38,392,348	$27,633,345	$—	$(4,798,480)	$(373,607)	$(372,951)	$60,568,282

Comprehensive income:
Net income	$—	$—	$3,148,569	$—	$—	$—	$—	$3,148,569
Other comprehensive loss—
Unrealized holding loss arising during the period (net of tax of $80,310)	—	—	—	—	—	—	109,524	109,524

Comprehensive income:								3,258,093
Reclassification upon adoption of SFAS 123(R)	—	(1,821,490)	—	—	1,821,490	—	—	—
Purchase of treasury stock	—	—	—	(2,190,882)	—	—	—	(2,190,882)
Unallocated ESOP shares committed to employees	—	—	—	—	229,000	—	—	229,000
Excess of fair value above cost of ESOP shares committed to be released	—	57,021	—	—	—	—	—	57,021
Restricted stock shares	—	397,425	—	—	—	—	—	397,425
Stock options	—	274,388	—	—	—	—	—	274,388
Purchase of shares by deferred compensation plans trust	—	—	—	—	—	(42,813)	—	(42,813)

BALANCE—December 31, 2006	$87,627	$37,299,692	$30,781,914	$(2,190,882)	$(2,747,990)	$(416,420)	$(263,427)	$62,550,514

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$3,148,569	$3,075,975	$1,306,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,205,988	1,307,143	1,494,926
Provision for loan losses	300,000	300,000	360,000
Contribution of common stock to charitable foundation	—	—	1,663,255
Deferred income taxes	(831,676)	176,669	(537,694)
Stock based compensation expense	957,834	399,415	48,090
Loss on disposal of office properties and equipment	619	133	1,754
Cash surrender value of life insurance	(261,353)	(261,681)	(305,764)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(52,838)	(183,101)	2,543
Prepaid expenses and other assets	526,266	20,847	135,340
Accrued interest payable	69,083	14,109	(4,111)
Other liabilities	466,589	204,231	266,186

Net cash provided by operating activities	5,529,081	5,053,740	4,431,003

INVESTING ACTIVITIES:
Principal collected on mortgage-backed securities available for sale	7,999,728	13,882,718	19,378,089
Principal collected on mortgage-backed securities held to maturity	687,526	704,230	283,188
Loans originated, net of repayments	(21,875,712)	(69,928,963)	(38,897,161)
Purchases of:
Loans receivable	(76,471)	(1,998,709)	(464,000)
Mortgage-backed securities held to maturity	(788,431)	(3,993,750)	(1,705,483)
Mortgage-backed securities available for sale	—	—	(10,522,976)
Investment securities held to maturity	(523,429)	(9,585,200)	(8,716,860)
Investment securities available for sale	(9,977,986)	(5,509,375)	(25,982,131)
Federal Home Loan Bank stock	(1,743,600)	(2,373,000)	(286,300)
Office properties and equipment	(2,588,650)	(1,090,327)	(1,248,919)
Life insurance contracts	—	(85,100)	(318,900)
Proceeds from sales of
Federal Home Loan Bank stock	885,500	2,851,800	—
Proceeds from maturities of
Investment securities held to maturity	5,081,031	13,674,450	3,380,010
Investment securities available for sale	23,685,686	12,030,803	33,459,974

Net cash provided by (used in) investing activities	765,192	(51,420,423)	(31,641,469)

(Continued)

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Years Ended December 31,
	2006	2005	2004
FINANCING ACTIVITIES:
Increase in deposits	$110,349	$1,585,823	$25,054,362
Decrease in securities sold under agreements to repurchase	(11,370,000)	(4,380,000)	(10,650,000)
Advances from Federal Home Loan Bank	42,000,000	17,000,000	—
Repayment of advances from Federal Home Loan Bank	(15,000,000)	—	—
Repayment of other borrowings	—	—	(2,013,737)
Purchase of ESOP shares	—	—	(3,205,990)
Purchase of shares by deferred compensation plans trust	(42,813)	(52,347)	(321,260)
Purchase of shares for restricted stock plan	—	(1,987,080)	—
Purchase of treasury stock	(2,190,882)	—	—
Proceeds from issuance of common stock	—	—	36,763,805
Increase in advances from borrowers for taxes and insurance	155,922	204,553	220,246

Net cash provided by financing activities	13,662,576	12,370,949	45,847,426

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,956,849	(33,995,734)	18,636,960
CASH AND CASH EQUIVALENTS—Beginning of period	13,400,085	47,395,819	28,758,859

CASH AND CASH EQUIVALENTS—End of period	$33,356,934	$13,400,085	$47,395,819

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$14,550,516	$11,002,623	$9,401,901

Income taxes	$1,813,000	$1,701,720	$1,818,175

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

The Bank’s market area consists of Atlantic and Cape May counties, New Jersey. Through a eight-branch network, the Bank operates as a retail banking concern in the communities of Ocean City and Marmora within Cape May County, and Linwood, Absecon, Ventnor and Egg Harbor Township within Atlantic County. The Bank is engaged in the business of attracting time and demand deposits from the general public, small businesses and municipalities, and investing such deposits primarily in residential mortgage loans, consumer loans and small commercial loans.

The Bank is subject to regulatory supervision and examination by the Office of Thrift Supervision (the “OTS”), its primary regulator, and the Federal Deposit Insurance Corporation (the “FDIC”) which insures its deposits. The Bank is a member of and owns capital stock in the Federal Home Loan Bank (the “FHLB”) of New York, which is one of the twelve regional banks that comprise the FHLB System.

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

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

b. Available for Sale—Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale. These securities are carried at estimated fair value, which is based on market value. Market value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and are reported net of tax in other comprehensive income. Upon the sale of securities, any unamortized premium or unaccreted discount is considered in the determination of gain or loss from the sale. Realized gains and losses on the sale of securities are recognized utilizing the specific identification method. There were no sales of available for sale securities in 2006, 2005 or 2004.

For all securities that are in an unrealized loss position, the Company performs an evaluation of the specific events attributable to the market decline of the security. The Company considers the length of time and extent to which the security’s market value has been below cost as well as the general market conditions, industry characteristics and the fundamental operating results of the issuer to determine if the decline is other than temporary. The Company also considers as part of the evaluation its intent and ability to hold the security until its market value has recovered to a level at least equal to the amortized cost. When the Company determines that a security’s unrealized loss is other than temporary, a realized loss is recognized in the period in which the decline in value is determined to be other than temporary. The write-downs are measured based on public market prices of the security at the time the Company determines the decline in value was other than temporary.

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

Allowance for Loan Losses—An allowance for loan losses is maintained at a level to provide for losses and impairment based upon an evaluation of known and inherent losses in the loan portfolio. Management believes that, to the best of its knowledge, all known and inherent losses in the loan portfolio have been recorded. Management’s evaluation is based upon evaluation of the portfolio, past loss experience, current economic conditions and other relevant factors. Loan impairment is evaluated based on the fair value of the collateral. Any reserves required based on this evaluation are included in the allowance for loan losses. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.

The allowance for loan losses consists of three elements: (1) specific allowances for impaired or collateral dependant loans; (2) a general valuation allowance on certain identified problem loans; and (3) a general

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

Loans Held for Sale and Loans Sold—The Bank originates mortgage loans held for investment and for sale. At origination, the mortgage loan is identified as either held for sale or for investment. Mortgage loans held for sale are carried at the lower of cost or forward committed contracts (which approximates market), determined on a net aggregate basis. The Bank had no loans classified as held for sale at December 31, 2006 and 2005.

Income Taxes—Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Interest Rate Risk—The Bank is engaged principally in providing first mortgage loans to borrowers. At December 31, 2006, approximately two-thirds of the Bank’s assets consisted of assets that earned interest at fixed interest rates. Those assets were funded with long-term fixed rate liabilities and with short-term liabilities that have interest rates that vary with market rates over time. The shorter duration of the interest-sensitive liabilities indicates that the Bank is exposed to interest rate risk because, in a rising rate environment, liabilities will be repricing faster at higher interest rates, thereby reducing the market value of long-term assets and net interest income.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

Stock Based Compensation—In August 2005, the shareholders of the Company approved the adoption of the 2005 Equity Based Incentive Plan (the “Equity Plan”). The Equity Plan provides for the grant of shares of common stock of the Company to certain officers, directors and employees of the Company. In order to fund the grant of shares under the Equity Plan, the Company established the Equity Plan Trust (the “Trust”) which purchased 171,300 shares of the Company’s common stock in the open market for approximately $2.0 million, an average price of $11.70 per share. The Company made sufficient contributions to the Trust to fund these purchases. No additional purchases are expected to be made by the Trust under this plan. Pursuant to the terms of the Equity Plan, all 171,300 shares acquired by the Trust were granted to certain officers and directors of the Company in August 2005. Restricted shares granted under the Equity Plan will generally vest at the rate of 20% per year over five years. As of December 31, 2006, 34,260 shares have been fully vested, 34,260 shares issued and no shares were forfeited.

Compensation expense related to the shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the Company’s stock at the date of grant. During the years ended December 31, 2006 and 2005, 34,260 and 14,275 shares were earned by participants of the Equity Plan respectively, based on the proportional vesting of the awarded shares. During the years ended December 31, 2006 and 2005, approximately $397,000 and $166,000, respectively, was recognized as compensation expense of the Equity Plan.

The Equity Plan also authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years. A total of 429,374 shares of common stock have been approved for future issuance pursuant to the grant of stock options under the Equity Plan of which 24,000 options were awarded on November 21, 2006 and 396,000 options were awarded on August 10, 2005. At December 31, 2006, no options issued on November 21, 2006 and 22,500 options issued on August 10, 2005 have been forfeited.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R) using a modified prospective application. Accordingly, prior period amounts have not been restated. The adoption required a reclassification to additional paid-in capital of $(1,821,000) from common stock acquired by employee benefit plan trusts. Financial statements for prior periods have not been restated. In the year ended 2006, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $274,000. The incremental stock-based compensation expense caused income before taxes to decrease by $274,000, net income to decrease by $223,000 and diluted earnings per share to decrease by $0.03 per share. As of December 31, 2006, expenses totaling $483,000 remain to be recognized over the next 3.6 years.

Share-based compensation costs prior to January 1, 2006 were recognized using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Employees.” For disclosure purposes, pro forma net income and net income per share data were provided in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as if the fair value method had been applied. Under SFAS No. 123, compensation cost related to stock options granted to employees was computed based on the fair value of the stock option at the date of grant using the Black-Scholes option pricing model. Prior to the adoption of SFAS 123(R), had compensation costs been determined based on the fair market value of the stock options consistent with the provisions of SFAS No. 123, the Company’s net income would have decreased net of taxes $97,000 and diluted earnings per share would have decreased $0.01 per share for the year ended December 31, 2005.

Common Stock Acquired for Employee Benefit Plans—Unearned ESOP shares are not considered outstanding for calculating net income per common share and are shown as a reduction of stockholders’ equity and presented as Common Stock Acquired for Employee Benefit Plans. During the period the ESOP shares are committed to be released, the Company recognizes compensation cost equal to the fair value of the ESOP shares. When the shares are released, Common Stock Acquired for Employee Benefit Plans is reduced by the cost of the ESOP shares released and the differential between the fair value and the cost is charged/credited to additional paid-in capital. The loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP reported as a liability in the Company’s consolidated financial statements.

New Accounting Pronouncements—In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has concluded that the adoption of SFAS No. 155 will not have a material effect on its financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”—an amendment of FASB Statement No. 140. This statement addresses the recognition and measurement of separately recognized servicing rights. The statement clarifies when a servicing right should be separately recognized, requires servicing rights to be initially measured at fair value, and allows an entity to choose to subsequently measure its servicing rights at fair value. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has concluded that the adoption of SFAS No. 156 will not have a material effect on its financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has concluded that the adoption of FIN 48 will not have a material effect on its financial position or results of operations.

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

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

The EITF reached a consensus on EITF Issue No. 06-4, “The Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 addresses whether the postretirement benefit associated with an endorsement split-dollar life insurance arrangement is effectively settled in accordance with Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and APB Opinion No. 12 “Omnibus Opinion—1967” upon entering into such an arrangement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is considering the impact, if any, that may result from the adoption of EITF 06-4.

The EITF reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 addresses (i) whether a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4, (ii) whether a policyholder should consider the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4 and (iii) whether the cash surrender value component of the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4 “Accounting for Purchases of Life Insurance” should be discounted in accordance with APB Opinion No. 21 “Interest on Receivables and Payables”, when contractual limitations on the ability to surrender a policy exist. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company believes the impact, as a result of adopting EITF 06-5 effective January 1, 2007, will not be material to our Consolidated Financial Statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. Items eligible for fair value measurement option established by this statement are (i) recognized financial assets and financial liabilities (with some exceptions), (ii) firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, (iii) nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services and (iv) host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is considering the impact, if any, that may result from the adoption of SFAS No. 159.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Statement of Cash Flows—For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Segment Information—As a community oriented financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community-banking operations, which constitutes the Company’s only operating segment for financial reporting purposes.

Reclassifications—Certain reclassifications have been made to the 2004 and 2005 financial statements to conform to the 2006 consolidated presentation.

3. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available for Sale
Debt securities:
U.S. Federal Agencies	$1,358,777	$—	$39,981	$1,318,796
Municipal	2,954,971	53,948	—	3,008,919
Corporate	11,357,234	231,557	128,283	11,460,508
Mutual funds	8,012,172	192,094	232,874	7,971,392

	$23,683,154	$477,599	$401,138	$23,759,615

	December 31, 2005
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
Debt securities—Municipal	$4,292,600	$1,035	$—	$4,293,635

Available for Sale
Debt securities:
U.S. Federal Agencies	$22,433,195	$5,230	$303,427	$22,134,998
Municipal	4,949,764	79,699	—	5,029,463
Corporate	11,973,310	274,114	93,018	12,154,406
Mutual funds	8,012,172	186,931	232,095	7,967,008

	$47,368,441	$545,974	$628,540	$47,285,875

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005:

	December 31, 2006
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities—
US Federal Agencies	$—	$—	$1,318,796	$39,981	$1,318,796	$39,981
Corporate	2,110,976	27,517	2,409,891	100,766	4,520,867	128,283
Mutual funds	—	—	7,776,702	232,874	7,776,702	232,874

	$2,110,976	$27,517	$11,505,389	$373,621	$13,616,365	$401,138

	December 31, 2005
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities—
US Federal Agencies	$3,531,734	$42,653	$17,982,383	$260,774	$21,514,117	$303,427
Corporate	1,490,405	20,648	1,537,204	72,370	3,027,609	93,018
Mutual funds	—	—	7,777,482	232,095	7,777,482	232,095

	$5,022,139	$63,301	$27,297,069	$565,239	$32,319,208	$628,540

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

At December 31, 2006, 3 debt securities had aggregate depreciation of 3.64% from the Company’s amortized cost basis for 12 months or longer. The unrealized loss on debt securities relates principally to the changes in market interest rates. U.S. Government and federal agencies securities represent U.S. treasury and federal agency issues and are currently rated AAA by at least one bond credit rating agency. The corporate securities have no identified credit issues and have a current average credit rating of A. As management has the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no decline is deemed to be other than temporary.

At December 31, 2006, 2 mutual fund holdings had aggregate depreciation of 2.91% from the Company’s amortized cost basis for 12 months or longer. Although the mutual fund holdings have unrealized losses, no credit issues have been identified that cause management to believe that declines in market value are other than temporary as the securities in the portfolios of the mutual fund holdings are AAA rated government or agencies bonds. Although the fair value of the mutual fund holdings will fluctuate as the market interest rates move, management believes that the fair value will recover as the securities held in the mutual fund portfolios mature and are reinvested at market rate yielding investments. Management has the ability and intent to hold these mutual funds until such time that the values recover.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

At December 31, 2005, 12 debt securities had aggregate depreciation of 1.68% from the Company’s amortized cost basis for 12 months or longer. The unrealized loss on debt securities relates principally to the changes in market interest rates. U.S. Government and federal agencies securities represent U.S. treasury and federal agency issues and are currently rated AAA by at least one bond credit rating agency. The corporate securities have no identified credit issues and have a current average credit rating of A. As management has the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no decline is deemed to be other than temporary.

At December 31, 2005, 2 mutual fund holdings had aggregate depreciation of 2.90% from the Company’s amortized cost basis for 12 months or longer. Although the mutual fund holdings have unrealized losses, no credit issues have been identified that cause management to believe that declines in market value are other than temporary as the securities in the portfolios of the mutual fund holdings are AAA rated government or agencies bonds. Although the fair value of the mutual fund holdings will fluctuate as the market interest rates move, management believes that the fair value will recover as the securities held in the mutual fund portfolios mature and are reinvested at market rate yielding investments. Management has the ability and intent to hold these mutual funds until such time that the values recover.

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2006
	Available for Sale
	Amortized Cost	Estimated Fair Value
Due within 1 year	$—	$—
Due after 1 year through 5 years	1,358,777	1,318,796
Due after 5 years through 10 years	1,000,000	918,660
Due after 10 years	13,312,205	13,550,767

Total	$15,670,982	$15,788,223

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

4. MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity

GNMA pass-through certificates	$130,408	$3,255	$—	$133,663
FHLMC pass-through certificates	523,747	5,799	—	529,546
FNMA pass-through certificates	4,611,908	1,090	124,186	4,488,812

	$5,266,063	$10,144	$124,186	$5,152,021

Available for Sale

FHLMC pass-through certificates	$9,577,848	$9,060	$192,407	$9,394,501
GNMA pass-through certificates	3,643,514	28,973	22,071	3,650,416
FNMA pass-through certificates	26,381,481	32,278	359,437	26,054,322
Small Business Administration certificates	6,139	—	53	6,086

	$39,608,982	$70,311	$573,968	$39,105,325

	December 31, 2005
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity

GNMA pass-through certificates	$153,602	$5,225	$—	$158,827
FHLMC pass-through certificates	4,013	347	—	4,360
FNMA pass-through certificates	5,278,298	2,050	122,835	5,157,513

	$5,435,913	$7,622	$122,835	$5,320,700

Available for Sale

FHLMC pass-through certificates	$11,789,191	$17,544	$275,214	$11,531,521
GNMA pass-through certificates	4,602,712	72,341	19,678	4,655,375
FNMA pass-through certificates	21,288,309	55,204	384,493	20,959,020
Small Business Administration certificates	29,934	—	168	29,766

	$37,710,146	$145,089	$679,553	$37,175,682

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2006:

	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
FNMA pass-through certificates—held-to-maturity	$—	$—	$4,358,260	$124,186	$4,358,260	$124,186
SBA pass-through certificates	—	—	6,086	53	6,086	53
FHLMC pass-through certificates	—	—	8,600,208	192,407	8,600,208	192,407
GNMA pass-through certificates	—	—	1,090,169	22,071	1,090,169	22,071
FNMA pass-through certificates	11,102,703	66,259	12,792,146	293,178	23,894,849	359,437

	$11,102,703	$66,259	$26,846,869	$631,895	$37,949,572	$698,154

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

Management believes that the estimated fair value of the securities is dependent upon the movement in market interest rates and that the unrealized losses are temporary. At December 31, 2006, 26 mortgage-backed securities had aggregate depreciation of 2.30% from the Company’s amortized cost basis for 12 months or longer. The unrealized losses relate principally to the changes in market interest rates. These securities represent asset backed federal agency issues and are currently rated AAA by at least one bond credit rating agency. As management has the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no declines are deemed to be other than temporary.

At December 31, 2005, 17 mortgage-backed securities had aggregate depreciation of 2.45% from the Company’s amortized cost basis for 12 months or longer. The unrealized losses relate principally to the changes in market interest rates. These securities represent asset backed federal agency issues and are currently rated AAA by at least one bond credit rating agency. As management has the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no declines are deemed to be other than temporary.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

5. LOANS RECEIVABLE—NET

Loans receivable consist of the following:

	December 31,
	2006	2005
Real estate—mortgage:
One-to-four family residential	$316,567,389	$294,295,873
Commercial and multi-family	32,661,642	28,725,017

Total real—estate mortgage	349,229,031	323,020,890

Real estate—construction:
Residential	6,983,084	12,230,271
Commercial	6,803,828	11,018,586

Total real estate—construction	13,786,912	23,248,857

Commercial	16,824,623	16,582,359

Consumer
Home equity	53,178,740	48,536,606
Other consumer loans	938,184	1,135,459

Total consumer loans	54,116,924	49,672,065

Total loans	433,957,490	412,524,170
Net deferred loan cost	1,434,850	1,233,606
Allowance for loan losses	(2,049,913)	(1,752,667)

Net total loans	$433,342,427	$412,005,109

The Bank grants loans to customers primarily in its local market area. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market. The intent of management is to hold loans originated and purchased to maturity.

The Bank is servicing loans for the benefit of others totaling approximately $7,800,000 and $8,800,000 at December 31, 2006 and 2005, respectively. Servicing loans for others generally consists of collecting mortgage payments, disbursing payments to investors and occasionally processing foreclosures. Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

The Bank originates and purchases both fixed and adjustable interest rate loans. At December 31, 2006 and 2005, the composition of these loans was approximately $316,381,000 and $292,700,000, respectively, of fixed rate loans and $116,961,000 and $119,305,000, respectively, of adjustable rate loans.

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2006	2005	2004
Balance, beginning of year	$1,752,667	$1,466,295	$1,116,156
Provision for loan loss	300,000	300,000	360,000
Charge-offs	(8,640)	(17,727)	(15,801)
Recoveries	5,887	4,099	5,940

Balance, end of year	$2,049,914	$1,752,667	$1,466,295

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The provision for loan losses charged to expense is based upon past loan loss experiences and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. As of December 31, 2006, 2005 and 2004, the impaired loan balance was measured for impairment based on the fair value of the loans’ collateral. Loans collectively evaluated for impairment include residential real estate loans, consumer loans, and smaller balance commercial and commercial real estate loans. During the years ended December 31, 2006, 2005 and 2004, the Bank had no loans considered to be impaired other than those collectively evaluated for impairment.

Non-performing loans at December 31, 2006 and 2005 consisted of non-accrual loans that amounted to approximately $531,799 and $98,000 respectively. The reserve for delinquent interest on loans totaled $15,324 and $2,266 at December 31, 2006 and 2005, respectively.

Certain directors and officers of the Company have loans with the Bank. Repayments and other includes loans for which there was a change in employee status which resulted in a change in loan classification. Total loan activity for directors and officers was as follows:

	Years Ended December 31,
	2006	2005	2004
Balance, beginning of year	$5,843,345	$6,927,270	$4,235,767
Additions	939,495	925,000	3,462,508
Repayments and other	(1,101,314)	(2,008,925)	(771,005)

Balance, end of year	$5,681,526	$5,843,345	$6,927,270

6. OFFICE PROPERTIES AND EQUIPMENT—NET

Office properties and equipment are summarized by major classification as follows:

	December 31,
	2006	2005
Land	$2,521,067	$1,693,942
Buildings and improvements	8,914,286	7,753,069
Furniture and equipment	5,446,212	5,080,699

Total	16,881,565	14,527,710
Accumulated depreciation	(6,700,329)	(6,128,158)

Net	$10,181,236	$8,399,552

For the years ended December 31, 2006, 2005 and 2004, depreciation expense amounted to $806,347, $766,337, and $721,905 respectively.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

7. DEPOSITS

Deposits consist of the following major classifications:

	December 31,
	2006		2005
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
NOW and other demand deposit accounts	$205,337,742	1.99%	$207,015,598	1.56%
Passbook savings and club accounts	61,616,971	1.13%	79,437,866	1.16%

Subtotal	266,954,713		286,453,464

Certificates with original maturities:
Within one year	74,507,694	4.58%	46,783,779	3.32%
One to three years	35,873,119	4.15%	41,164,569	3.41%
Three years and beyond	39,688,725	4.87%	42,512,090	4.81%

Total certificates	150,069,538		130,460,438

Total	$417,024,251		$416,913,902

The aggregate amount of certificate accounts in denominations of $100,000 or more at December 31, 2006 and 2005 amounted to $49,573,074 and $42,241,555, respectively. Deposit amounts in excess of $100,000 are generally not federally insured.

Municipal demand deposit accounts in denominations of $100,000 or more at December 31, 2006 and 2005 amounted to $67,786,672 and $60,129,245, respectively.

8. ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK

Advances from the FHLB of New York are as follows:

	Interest Rate	December 31,
Due		2006	2005
March 22, 2006	4.060%	$—	$12,000,000
February 20, 2008	2.380%	—	3,000,000
December 17, 2012	3.440%	5,000,000	5,000,000
February 20, 2013	3.160%	2,000,000	2,000,000
December 21, 2015	4.540%	5,000,000	5,000,000
March 22, 2016	4.140%	12,000,000	—
April 11, 2016	4.795%	10,000,000	—
August 22, 2016	4.361%	10,000,000	—
November 29, 2016	3.846%	10,000,000	—

		$54,000,000	$27,000,000

The advances are collateralized by FHLB stock and substantially all first mortgage loans. The carrying value of assets pledged to the FHLB of New York was $211,635,658 and $209,513,723 at December 31, 2006 and 2005, respectively.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The following table sets forth information concerning balances and interest rates on our FHLB advances at the dates and for the periods indicated.

	December 31,
	2006	2005
Weighted average balance during the year	$41,415,137	$10,936,713
Maximum month-end balance during the year	54,000,000	27,000,000
Balance outstanding at the end of the year	54,000,000	27,000,000

Weighted average interest rate during the year	4.22%	3.22%
Weighted average interest rate at the end of the year	4.18%	3.78%

Unused lines of credit and borrowing capacity available for short-term borrowings from the FHLB of New York at December 31, 2006 and 2005 were $152,635,658 and $167,513,723, respectively.

The Company has lines of credit and advance commitments with the FHLB of New York totaling approximately $53,567,300. These variable rate commitments expire July 31, 2007.

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities underlying the reverse repurchase agreements were delivered to the broker-dealers who arranged the transactions and have agreed to resell to the Bank the same securities at the maturities of the agreements.

Information concerning funds purchased under repurchase agreements is summarized as follows:

	December 31,
	2006	2005
Weighted average balance during the year	$10,733,644	$24,385,288
Maximum month-end balance during the year	18,570,000	25,970,000
Balance outstanding at the end of the year	7,090,000	18,460,000

Weighted average interest rate during the year	5.20%	4.87%
Weighted average interest rate at the end of the year	5.38%	5.02%

Mortgage-backed securities and securities of federal agencies collateralizing the agreements at year end:
Carrying value	8,801,262	$20,957,485
Estimated fair value	8,729,195	20,881,869

Maturities of the agreements outstanding at December 31, 2006 are as follows:

Par Value
2007	$2,090,000
2008	5,000,000

Total	$7,090,000

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

10. INCOME TAXES

The income tax provision consists of the following:

	Years Ended December 31,
	2006	2005	2004
Income taxes:
Current:
Federal	$1,594,113	$1,336,540	$1,077,959
State	533,523	481,476	504,958

Total current tax provision	2,127,636	1,818,016	1,582,917

Deferred:
Federal	(753,024)	60,239	(457,726)
State	(78,652)	116,430	(79,968)

Total deferred tax provision (benefit)	(831,676)	176,669	(537,694)

Total income tax provision	$1,295,960	$1,994,685	$1,045,223

The Company’s provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate to income before income before taxes as follows:

	Years Ended December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense at statutory rate	$1,511,140	34.0%	$1,724,024	34.0%	$799,578	34.0%
State income taxes, net of federal benefit	300,215	6.8	394,618	7.8	280,493	11.9
Changes in taxes resulting from:
Tax exempt income	(90,179)	(2.0)	(120,568)	(2.4)	(99,171)	(4.2)
Increase in valuation allowance	108,800	2.5	—	—	—	—
Reversal of excess tax accrual	(576,969)	(13.0)	—	—	—	—
Other	42,953	0.9	(3,389)	(0.1)	64,323	2.7

Total	$1,295,960	29.2%	$1,994,685	39.3%	$1,045,223	44.4%

The effective tax rate for 2006 was 29.2% compared to 39.3% for 2005. The decrease in rate in 2006 was due to several factors. Prior to September of 2003, the Company’s investment strategy for bank owned life insurance was to frequently purchase and surrender policies prior to term. The surrender of a policy prior to term triggers a taxable event and results in a tax liability. As a result, the Company provided a deferred tax liability for the estimated amount that would be incurred upon the termination of such policies. During the third quarter of 2006, the Company changed its investment policy to purchase and hold the insurance policies for the duration of the term. This policy does not require the build up of a deferred tax liability. As a result, the Company reversed $600,000 of previously recorded deferred tax liability. Partially offsetting the impact of the change in investment policy was a $109,000 tax valuation allowance relating to the deferred tax asset established in connection with the Company’s contribution to the charitable foundation established in connection with its public offering in December of 2004. The Company determined that, based on its assessment of future taxable income and expectations of charitable contributions, it is probable that the tax benefit of the contribution may not be fully realized.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Unrealized loss on available for sale securities	$163,769	$244,079
Charitable contributions	362,978	491,731
Allowance for loan losses	818,735	700,015
Nonperforming loans	6,120	905
Deferred compensation	177,281	140,352
Employee benefits	653,162	437,099
Valuation allowance	(108,800)	—
Other	27,352	28,747

Total deferred tax assets	2,100,597	2,042,928

Deferred tax liabilities:
Deferred loan fees	(573,079)	(492,702)
Property	(60,330)	(95,510)
Servicing	(26,599)	(28,037)
Officers life insurance	—	(631,444)
IRC Section 475 mark-to-market	(124,540)	(230,552)

Total deferred tax liabilities	(784,548)	(1,478,245)

Net deferred tax asset	$1,316,049	$564,683

The Bank uses the specific charge-off method for computing reserves for bad debts. The bad debt deduction allowable under this method is available to large banks with assets over $500 million. Generally, this method allows the Bank to deduct an annual addition to the reserve for bad debts equal to its net charge-offs. Retained earnings at December 31, 2006 and 2005 include approximately $2,400,000 representing bad debt deductions for which no deferred income tax has been provided. This amount represents the Bank’s bad debt reserve as of the base year and is not subject to recapture as long as the Bank continues to carry on the business of banking.

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

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

12. COMMITMENTS AND CONTINGENCIES

Loan Commitments—As of December 31, 2006, the Company had approximately $12,572,000 in outstanding commitments to originate fixed and variable rate loans with market interest rates ranging from 5.25% to 9.75%, and approximately $31,124,000 in unused lines of credit with interest rates ranging from 6.75% to 16.00% on funds disbursed. Commitments are issued in accordance with the same policies and underwriting procedures as settled loans.

Lease Commitment—The Company leases certain property and equipment under noncancellable operating leases. Scheduled minimum lease payments are as follows:

Year Ending December 31
2007	$130,007
2008	135,153
2009	140,515
2010	114,841
2011	43,437
Thereafter	—

Total	$563,953

Rent expense for all operating leases were approximately $130,361, $101,225 and $60,742 for the years ended December 31, 2006, 2005 and 2004, respectively.

Cash Reserve Requirement—The Bank is required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder. Such reserves totaled approximately $100,000 at December 31, 2006 and $7,484,000 at December 31, 2005.

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

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The calculated basic and diluted earnings per share (“EPS”) are as follows:

	Years Ended December 31,
	2006	2005
Numerator—Net Income	$3,148,569	$3,075,975
Denominators:
Basic average shares outstanding	8,259,473	8,405,677
Decrease in shares due to treasury stock method	7,106	—
Increase in shares due to restricted options	157,784	47,916

Diluted average shares outstanding	8,410,151	8,453,593

Earnings per share:
Basic	$0.38	$0.37
Diluted	$0.37	$0.36

At December 31, 2006 and 2005 there were 392,692 and 388,500 outstanding options that were anti-dilutive respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes that, as of December 31, 2006, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2006, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum tangible, core and risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		Required For Capital Adequacy Purposes		Required To Be Considered Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Tangible capital	$58,173,000	10.71%	$8,150,000	1.50%	N/A	N/A
Core capital	58,173,000	10.71	21,732,000	4.00	$32,599,000	6.00%
Tier 1 risk-based capital	58,173,000	18.59	N/A	N/A	18,777,000	6.00
Total risk-based capital	60,223,000	19.24	25,036,000	8.00	31,294,500	10.00
As of December 31, 2005:
Tangible capital	$54,659,411	10.47%	$7,828,740	1.50%	N/A	N/A
Core capital	54,659,411	10.47	20,876,640	4.00	$31,314,960	6.00%
Tier 1 risk-based capital	54,659,411	18.34	N/A	N/A	17,884,622	6.00
Total risk-based capital	56,404,972	18.92	23,846,162	8.00	29,807,703	10.00

Capital levels at December 31, 2006 and 2005 for the Bank represents only the capital maintained at the Bank level, which is less than the capital of the Company.

Federal banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total dividends that may be paid at any date is generally limited to the earnings of the Bank for the year to date plus retained earnings for the prior two years, net of any prior capital distributions. In addition, dividends paid by the Bank to the Company would be prohibited if the distribution would cause the Bank’s capital to be reduced below the applicable minimum capital requirements. For the years ended December 31, 2006 and 2005, the Bank paid $1,000,000 and $800,000 in dividends to the Company respectively.

15. BENEFIT PLANS

401(k) Plan

The Company maintains an approved 401(k) Plan. All employees age 18 and over are eligible to participate in the plan at the beginning of the quarter after hire date. The employees may contribute up to 100% of their compensation to the plan with the Company matching one-half of the first eight percent contributed. Full vesting in the plan is prorated equally over a five-year period from the date of employment. The contributions to the 401(k) Plan for the years ended December 31, 2006, 2005 and 2004 were $138,464, $143,132 and $134,186, respectively and were included in salaries and benefits expense.

Deferred Compensation Plans

The Bank maintains a deferred compensation plan whereby certain officers will be provided supplemental retirement benefits for a period of fifteen years following normal retirement. The benefits under the plan are fully vested for all officers. The Company makes annual contributions, based upon an accrued liability schedule, to a trust for each respective officer organized by the Company to administer the plan so that the amounts required will be provided at the normal retirement dates and thereafter. Assuming normal retirement, the benefits under the plan will be paid in varying amounts between 2013 and 2031. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of employment, or death. The contributions to the plan for the years ended December 31, 2006, 2005 and 2004 were $276,000, $260,329 and $206,095, respectively and were included in salaries and benefits expense.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The Bank maintains a directors’ deferred compensation plan whereby directors may defer into a retirement account a portion of their monthly director fees for a specified period to provide a specified amount of income for a period of five to ten years following normal retirement. The Company also accrues the interest cost on the deferred fee obligation so that the amounts required will be provided at the normal retirement dates and thereafter. Assuming normal retirement, the benefits under the plan will be paid in varying amounts between 2007 and 2029. Payments of $26,516 were made from the plan in 2006. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of service, or death. At December 31, 2006 and 2005, the accrued deferred compensation liability amounted to approximately $443,867 and $355,536, respectively, and is included as a component of “Other Liabilities” in the statement of financial condition. The contributions to the plan for the years ended December 31, 2006, 2005 and 2004 were $124,270, $135,250 and $86,800, respectively, and were included in salaries and benefits expense.

In 2002, the Bank established an Executive Incentive Retirement Plan whereby certain officers defer a portion of their annual incentive pay into a retirement account. Salary Continuation Agreements have been entered into for this plan to allow for payments to be made upon retirement of the officers. This plan was terminated in 2005. The contributions to the plan for the years ended December 31, 2006, 2005 and 2004 were $0, $0 and $73,850, respectively. At December 31, 2006 and 2005, the accrued liability relating to this plan amounted to $0.

The Bank is the owner and primary beneficiary of insurance policies on the lives of participating officers and directors. Such policies were purchased to informally fund the benefit obligations and to allow the Company to honor its contractual obligations in the event of pre-retirement death of a covered officer or director. Certain of the insurance policies owned by the Bank are policies under which the employee’s designated beneficiary is entitled to part of the policy benefits upon the death of the employee. The aggregate cash surrender value of all policies owned by the Company amounted to approximately $7,600,447 and $7,339,000 at December 31, 2006 and 2005, respectively.

During 2004, a Deferred Compensation Stock Plan was established creating a rabbi trust to fund benefit plans for certain officers and directors to acquire shares through deferred compensation plans. During 2006 and 2005, approximately 3,386 and 4,741 shares were purchased for $42,800 and $52,000 respectively, at various market prices. In the Company’s initial public offering, approximately 30,900 shares of the Company’s common stock were purchased for approximately $321,000 by this trust.

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

To purchase the Company’s common stock, the ESOP borrowed $3.4 million from the Company to purchase 343,499 shares of the Company’s common stock in the initial public offering. The ESOP loan is being repaid principally from the Bank's contributions to the ESOP over a period of up to 15 years. Dividends declared on common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan. The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the current and all remaining scheduled future principal and interest payments.

All shares that have not been released for allocation to participants are held in a suspense account by the ESOP for future allocation as the loan is repaid. Unallocated common stock purchased by the ESOP is recorded

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

as a reduction of stockholders' equity at cost. During the years ended December 31, 2006 and 2005, the Company recorded an expense related to this plan of approximately $286,000 and $251,000, respectively.

Stock Option Plan

A summary of the status of the Company’s stock options under the Equity Plan as of December 31, 2006 and 2005 and changes during the years ended December 31, 2006 and 2005 are presented below:

	Year Ended December 31, 2006		Year Ended December 31, 2005
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at the beginning of the year	388,500	$11.60	—	—
Granted	24,000	13.00	396,000	$11.60
Exercised	—	—	—	—
Forfeited	(15,000)	11.60	(7,500)	11.60

Outstanding at the end of the year	397,500	$11.68	388,500	$11.60

Exercisable at the end of the year	74,700	$11.60	—	$—

The following table summarizes all stock options outstanding under the Equity Plan as of December 31, 2006:

	Options Outstanding
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
			(in years)
$ 11.60	373,500	$11.60	8.6
$ 13.00	24,000	$13.00	9.9

Total	397,500	$11.68	8.7

The estimated fair value of options granted during 2006 and 2005 was $2.52 and $2.31 per share respectively. The fair value was estimated on the date of grant using the Black-Scholes Single Option Pricing Model with the following weighted average assumptions used:

	Year Ended December 31, 2006	Year Ended December 31, 2005
Dividend yield	0.00%	0.00%
Expected volatility	19.79%	21.54%
Risk-free interest rate	4.50%	4.07%
Expected life of options	5.0	5.0

The dividend yield is zero because the Company has not declared any dividends and does not expect to declare any over the life of the options. The risk-free interest rate used was based on the rates of treasury securities with maturities equal to the expected lives of the options.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

	December 31,
	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$33,356,934	$33,356,934	$13,400,085	$13,400,085
Investment securities:
Held to maturity			4,292,600	4,293,635
Available for sale	23,759,615	23,759,615	47,285,875	47,285,875
Mortgage-backed securities:
Held to maturity	5,266,063	5,152,021	5,435,913	5,320,700
Available for sale	39,105,325	39,105,325	37,175,682	37,175,682
Loans receivable, net	433,342,427	429,277,000	412,005,109	407,394,000
Federal Home Loan Bank stock	3,480,900	3,480,900	2,622,800	2,622,800

Liabilities:
NOW and other demand deposit accounts	205,337,742	205,337,742	207,015,598	207,015,598
Passbook savings and club accounts	61,616,971	61,616,971	79,437,866	79,437,866
Certificates	150,069,538	145,317,591	130,460,438	126,580,684
Advances from Federal Home Loan Bank	54,000,000	53,980,946	27,000,000	26,816,486
Securities sold under agreements to repurchase	7,090,000	7,117,252	18,460,000	18,677,195
Junior subordinated debenture	15,464,000	16,286,685	15,464,000	16,322,252

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

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2006 and 2005. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2006 and 2005, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

17. RELATED PARTY TRANSACTION

Ocean City Home Charitable Foundation was established as part of the plan of stock issuance. In December of 2004, the Company donated $2.0 million in cash and stock to Ocean City Home Charitable Foundation as part of the initial public offering.

18. PARENT ONLY FINANCIAL INFORMATION

The following are the condensed financial statements for Ocean Shore Holding Co. (Parent company):

	December 31,
	2006	2005
CONDENSED STATEMENTS OF FINANCIAL CONDITION
Assets:
Cash and cash equivalents	$6,430	$8,458
Investment securities	16,996,522	19,610,896
Investment in subsidiary	58,962,278	55,262,585
Other assets	4,761,048	5,272,049

Total assets	$80,726,278	$80,153,988

Liabilities:
Securities sold under agreements to repurchase	$2,090,000	$3,460,000
Junior subordinated debenture	15,464,000	15,464,000
Other liabilities	621,764	661,706

Total liabilities	18,175,764	19,585,706

Stockholders’ equity	62,550,514	60,568,282

Total liabilities and stockholders’ equity	$80,726,278	$80,153,988

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Years Ended December 31,
	2006	2005	2004
CONDENSED STATEMENTS OF INCOME
Interest income	$1,311,934	$1,334,343	$1,095,612
Interest expense	1,496,816	1,499,786	1,645,344

Net interest loss	(184,882)	(165,443)	(549,732)
Other expenses	181,043	199,075	1,755,774

Loss before income tax benefit and equity in undistributed earnings in subsidiary	(365,925)	(364,518)	(2,305,506)
Income taxes	110,764	(119,561)	(783,276)

Loss before equity in undistributed earnings in subsidiary	(476,689)	(244,957)	(1,522,230)
Equity in undistributed earnings of subsidiary	3,625,258	3,320,932	2,828,708

Net income	$3,148,569	$3,075,975	$1,306,478

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Years Ended December 31,
	2006	2005	2004
CONDENSED STATEMENTS OF CASH FLOWS

OPERATING ACTIVITIES:
Net income	$3,148,569	$3,075,975	$1,306,478
Equity in undistributed earnings in subsidiary	(3,625,258)	(3,320,932)	(2,828,708)
Stock contribution to charitable foundation	—	—	1,663,255
Net amortization of investment premiums/discounts	30,449	49,360	62,816
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	9,639	(6,299)	11,127
Prepaid expenses and other assets	83,986	136,560	(494,887)
Accrued interest payable	(180)	965	(2,015)
Other liabilities	236,640	120,785	—
Intercompany payables	1,966	(248,422)	248,422

Net cash used in operating activities	(114,189)	(192,008)	(33,512)

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities available for sale	—	—	—
Principal repayment of mortgage backed securities held to maturity	470,932	316,982	130,178
Principal repayment of mortgage backed securities available for sale	2,037,403	3,404,205	5,059,479
ESOP loan to Ocean City Home Bank	—	—	(3,434,990)
Principal payments on ESOP loan	164,708	156,493	315,333
Purchase of investment securities available for sale	—	(1,511,250)	—
Purchase of mortgage backed securities held to maturity	—	(4,000,000)	—
Purchase of mortgage backed securities available for sale	—	—	(3,527,357)

Net cash provided by (used in) investing activities	2,673,043	(1,633,570)	(1,457,357)

FINANCING ACTIVITIES:
Repayment of borrowed money	—	—	(2,013,737)
Decreases in securities sold under repurchase agreements	(1,370,000)	620,000	(10,650,000)
Treasury stock purchases	(2,190,882)	—	—
Capital contribution to subsidiary	—	—	(23,000,000)
Proceeds from issuance of common stock	—	—	36,811,415
Dividends received	1,000,000	800,000	800,000
Dividends paid	—	—	(47,610)

Net cash provided by (used in) financing activities	(2,560,882)	1,420,000	1,900,068

Net increase (decrease) in cash & cash equivalents	(2,028)	(405,578)	409,199
Cash and cash equivalents—beginning	8,458	414,037	4,838

Cash and cash equivalents—ending	$6,430	$8,458	$414,037

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

19. QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Total interest income	$7,151	$7,347	$7,635	$7,706
Total interest expense	3,355	3,557	3,758	3,949

Net interest income	3,796	3,790	3,877	3,757

Provision for loan losses	75	75	75	75

Net interest income after provision for loan losses	3,721	3,715	3,802	3,682

Other income	555	599	591	586
Other expense	3,130	3,154	3,219	3,303

Income before income taxes	1,146	1,160	1,174	965
Income taxes	443	460	5	389

Net income (loss)	$703	$700	$1,169	$576

Earnings per share basic (1)	$0.08	$0.08	$0.14	$0.07
Earnings per share diluted (1)	$0.08	$0.08	$0.14	$0.07

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Total interest income	$6,091	$6,411	$6,757	$7,013
Total interest expense	2,472	2,626	2,836	3,083

Net interest income	3,619	3,785	3,921	3,929

Provision for loan losses	75	75	75	75

Net interest income after provision for loan losses	3,544	3,710	3,846	3,854

Other income	568	572	622	555
Other expense	2,911	2,966	3,183	3,144

Income before income taxes	1,201	1,316	1,285	1,266
Income taxes	459	526	506	503

Net income	$742	$790	$779	$763

Earnings per share basic (1)	$0.09	$0.09	$0.09	$0.09
Earnings per share diluted (1)	$0.09	$0.09	$0.09	$0.09

(1)	Earnings per share are computed independently for each period presented. Consequently, the sum of the quarters may not equal the total earnings per share for the year.

* * * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of Ocean Shore Holding, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2007 Annual Meeting of Stockholders and to Part I, Item 1, “Business—Executive Officers of the Registrant” to this Annual Report on Form 10-K.

Ocean Shore Holding has adopted a Code of Ethics and Business Conduct. See Exhibit 14.0 to this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation, compensation committee interlocks and insider participation and the compensation committee report is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a) Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Ocean Shore Holdings Proxy Statement for the 2007 Annual Meeting of Stockholders.

(b) Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Ocean Shore Holdings Proxy Statement for the 2007 Annual Meeting of Stockholders.

(c) Changes in Control

Management of Ocean Shore Holding knows of no arrangements, including any pledge by any person or securities of Ocean Shore Holding, the operation of which may at a subsequent date result in a change in control of the registrant.

(d) Equity Compensation Plan Information

The following table sets forth information as of December 31, 2006 about Company common stock that may be issued upon the exercise of options under the Ocean Shore Holding Co. 2005 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	397,500	$11.68	31,874
Equity compensation plans not approved by security holders	—	—	—
Total	397,500	$11.68	31,874

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the principal accountant fees and expenses is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits

3.1	Charter of Ocean Shore Holding Co.(1)

3.2	Certificate of Amendment of Charter of Ocean Shore Holding Co.(1)

3.3	Amended and Restated Bylaws of Ocean Shore Holding Co., as amended(2)

4.1	Specimen Stock Certificate of Ocean Shore Holding Co.(1)

4.2	No long-term debt instrument issued by Ocean Shore Holding Co. exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, Ocean Shore Holding Co. will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

10.1	*Employment Agreement by and between Ocean Shore Holding Co., Ocean City Home Bank and Steven E. Brady(2)

10.2	*Ocean City Home Bank Executive Incentive Retirement Plan(1)

10.3	*Ocean City Home Bank Directors’ Deferred Compensation Plan(1)

10.4	*Salary Continuation Agreement by and between Ocean City Home Bank and Steven E. Brady and all amendments thereto(1)

10.5	*Salary Continuation Agreement by and between Ocean City Home Bank and Anthony J. Rizzotte and all amendments thereto(1)

10.6	*Split Dollar Life Insurance Agreement by and between Ocean City Home Bank and Steven E. Brady(1)

10.7	*Split Dollar Life Insurance Agreement by and between Ocean City Home Bank and Anthony J. Rizzotte(1)

10.8	*Ocean City Home Bank Director and Executive Life Insurance Plan(1)

10.9	*Ocean City Home Bank Supplemental Executive Retirement Plan(2)

10.10	*Ocean City Home Bank Change in Control Severance Compensation Plan(2)

10.11	*Change in Control Agreement by and between Ocean City Home Bank and certain executive officers(2)

10.12	*Change in Control Agreement by and between Ocean City Home Bank and Kim Davidson, as amended(3)

10.13	*Ocean City Home Bank Stock-Based Deferred Compensation Plan(1)

10.14	*Amendment to Ocean City Home Bank Executive Incentive Retirement Plan(1)

10.15	*Amendment to Ocean City Home Bank Directors’ Deferred Compensation Plan(1)

10.16	*Ocean Shore Holding Co. 2005 Equity Incentive Plan(4)

10.17	*Form of Restricted Stock Award Agreement for the Ocean Shore Holding Co. 2005 Equity Incentive Plan(5)

10.18	*Form of Non-Statutory Stock Option Award Agreement for the Ocean Shore Holding Co. 2005 Equity Incentive Plan(5)

10.19	*Form of Incentive Stock Option Award Agreement for the Ocean Shore Holding Co. 2005 Equity Incentive Plan(5)

10.20	*Amendment to the Employment Agreement between Ocean Shore Holding Co., Ocean City Home Bank and Steven E. Brady

14.0	Code of Ethics and Business Conduct(2)

21.0	List of Subsidiaries

23.0	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, initially filed on August 27, 2004.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
(4)	Incorporated by reference to the Company’s proxy statement filed on June 7, 2005.
(5)	Incorporated by reference to the Company’s Form S-8 filed on August 15, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN SHORE HOLDING CO.

Date: March 26, 2007	By:	/s/ STEVEN E. BRADY
Steven E. Brady
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEVEN E. BRADY Steven E. Brady	President, Chief Executive Officer (principal executive officer)	March 26, 2007

/s/ DONALD F. MORGENWECK Donald F. Morgenweck	Senior Vice President and Chief Financial Officer (principal accounting and financial officer)	March 26, 2007

/s/ SYLVA A. BERTINI Sylva A. Bertini	Director	March 26, 2007

/s/ FREDERICK G. DALZELL, M.D. Frederick G. Dalzell, M.D.	Director	March 26, 2007

/s/ CHRISTOPHER J. FORD Christopher J. Ford	Director	March 26, 2007

/s/ ROBERT A. PREVITI, ED.D. Robert A. Previti, Ed.D.	Director	March 26, 2007

/s/ JOHN L. VAN DUYNE, JR. John L. Van Duyne, Jr.	Director	March 26, 2007

/s/ SAMUEL R. YOUNG Samuel R. Young	Director	March 26, 2007