Form 10-Q
period 2007-03-31
OCEAN SHORE HOLDING CO
filed 2007-05-09
CIK 1298716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date: At May 1, 2007, the registrant had 8,549,662 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2007	December 31, 2006
ASSETS
Cash and amounts due from depository institutions	$12,738,626	$15,656,934
Federal funds sold	24,900,000	17,700,000

Cash and cash equivalents	37,638,626	33,356,934
Investment securities held to maturity (estimated fair value—$2,463,281 at March 31, 2007; $0 at December 31, 2006)	2,462,400	—
Investment securities available for sale (amortized cost— $23,644,272 at March 31, 2007; $23,683,154 at December 31, 2006)	23,692,443	23,759,615
Mortgage-backed securities held to maturity (estimated fair value—$5,014,249 at March 31, 2007; $5,152,021 at December 31, 2006)	5,116,464	5,266,063
Mortgage-backed securities available for sale (amortized cost—$37,594,342 at March 31, 2007; $39,608,982 at December 31, 2006)	37,226,052	39,105,325
Loans—net of allowance for loan losses of $2,126,707 at March 31, 2007 and $2,049,913 at December 31, 2006	439,016,659	433,342,427
Accrued interest receivable:
Loans	1,740,435	1,761,993
Mortgage-backed securities	185,474	194,588
Investment securities	267,818	308,590
Federal Home Loan Bank stock—at cost	3,480,900	3,480,900
Office properties and equipment—net	10,030,344	10,181,236
Prepaid expenses and other assets	2,686,271	2,585,881
Cash surrender value of life insurance	9,663,241	7,600,447
Deferred tax asset	1,274,131	1,316,049

TOTAL ASSETS	$574,481,258	$562,260,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Non-interest bearing deposits	$30,494,690	$35,223,842
Interest bearing deposits	398,007,835	381,800,409
Advances from Federal Home Loan Bank	54,000,000	54,000,000
Junior subordinated debenture	15,464,000	15,464,000
Securities sold under agreements to repurchase	7,320,000	7,090,000
Advances from borrowers for taxes and insurance	2,629,553	2,356,247
Accrued interest payable	569,918	904,205
Other liabilities	3,259,883	2,870,831

Total liabilities	511,745,879	499,709,534

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 8,762,742 shares issued; 8,549,662 and 8,593,819 shares outstanding at March 31, 2007 and December 31, 2006, respectively	87,627	87,627
Additional paid-in capital	37,478,375	37,299,692
Retained earnings - partially restricted	31,283,288	30,781,914
Treasury stock – at cost: 213,080 shares at March 31, 2007; 168,923 shares at December 31, 2006	(2,784,963)	(2,190,882)
Common stock acquired by employee benefits plans	(2,690,740)	(2,747,990)
Deferred compensation plans trust	(439,940)	(416,420)
Accumulated other comprehensive loss	(198,268)	(263,427)

Total stockholders’ equity	62,735,379	62,550,514

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$574,481,258	$562,260,048

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2007	2006
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$6,505,496	$6,026,209
Taxable interest on mortgage-backed securities	531,892	470,531
Non-taxable interest on municipal securities	36,070	83,359
Taxable interest and dividends on investment securities	655,751	571,256

Total interest and dividend income	7,729,209	7,151,355

INTEREST EXPENSE:
Deposits	3,092,428	2,477,090
Advances from Federal Home Loan Bank, securities sold under agreements to repurchase and other borrowed money	1,001,552	878,590

Total interest expense	4,093,980	3,355,680

NET INTEREST INCOME	3,635,229	3,795,675
PROVISION FOR LOAN LOSSES	75,000	75,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,560,229	3,720,675

OTHER INCOME:
Service charges	375,479	373,551
Cash surrender value of life insurance	77,900	65,500
Other	144,798	115,915

Total other income	598,177	554,966

OTHER EXPENSE:
Salaries and employee benefits	2,004,450	1,893,887
Occupancy and equipment	710,998	665,033
Federal insurance premiums	12,901	14,510
Advertising	113,571	88,088
Professional services	152,405	142,244
Charitable contributions	30,000	30,000
Other operating expenses	307,618	296,475

Total other expenses	3,331,943	3,130,237

INCOME BEFORE INCOME TAXES	826,463	1,145,404
INCOME TAX EXPENSE	325,089	442,658

NET INCOME	$501,374	$702,746

Earnings per share basic:	$0.06	$0.08
Earnings per share diluted:	$0.06	$0.08

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings - Partially Restricted	Treasury Stock	Common Stock Acquired by Employee Benefit Plans	Deferred Compensation Plans Trust	Accumulated Other Comprehensive Income (Loss)	Total Equity
FOR THE THREE MONTHS ENDED MARCH 31, 2007
BALANCE—January 1, 2007	$87,627	$37,299,692	$30,781,914	$(2,190,882)	$(2,747,990)	$(416,420)	$(263,427)	$62,550,514
Comprehensive income:
Net income	—	—	501,374	—	—	—	—	501,374
Other comprehensive loss—
Unrealized holding gain – “Available for sale securities (net of tax $41,918)	—	—	—	—	—	—	65,159	65,159

Comprehensive income:								566,533
Purchase of treasury stock	—	—	—	(594,081)	—	—	—	(594,081)
Unallocated ESOP shares committed to employees	—	—	—	—	57,250	—	—	57,250
Excess of fair value above cost of ESOP shares committed to be released	—	19,408	—	—	—	—	—	19,408
Restricted stock shares	—	99,356	—	—	—	—	—	99,356
Stock options	—	59,919	—	—	—	—	—	59,919
Purchase of shares by deferred compensation plans trust	—	—	—	—	—	(23,520)	—	(23,520)

BALANCE—March 31, 2007	$87,627	$37,478,375	$31,283,288	$(2,784,963)	$(2,690,740)	$(439,940)	$(198,268)	$62,735,379

FOR THE THREE MONTHS ENDED MARCH 31, 2006
BALANCE—January 1, 2006	$87,627	$38,392,348	$27,633,345	$—	$(4,798,480)	$(373,607)	$(372,951)	$60,568,282
Comprehensive income:
Net income	—	—	702,746	—	—	—	—	702,746
Other comprehensive loss—
Unrealized holding loss arising during the period (net of tax (109,522))	—	—	—	—	—	—	(182,738)	(182,738)

Comprehensive income:								520,008
Reclassification upon adoption of SFAS 123 (R)	—	(1,821,490)	—	—	1,821,490	—	—	—
Unallocated ESOP shares committed to employees	—	—	—	—	57,250	—	—	57,520
Excess of fair value above cost of ESOP shares committed to be released	—	9,389	—	—	—	—	—	9,389
Restricted stock shares	—	99,356	—	—	—	—	—	99,356
Stock options	—	76,519	—	—	—	—	—	76,519
Purchase of shares by deferred compensation plans trust	—	—	—	—	—	(10,607)	—	(10,607)

BALANCE—March 31, 2006	$87,627	$36,756,122	$28,336,091	$—	$(2,919,740)	$(384,214)	$(555,689)	$61,320,197

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$501,374	$702,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	298,550	285,449
Provision for loan losses	75,000	75,000
Deferred income taxes	—	20,339
Stock based compensation expense	235,933	242,504
Loss on disposal of office properties and equipment	284	229
Cash surrender value of life insurance	(77,900)	(65,500)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	71,445	26,745
Prepaid expenses and other assets	(85,284)	299,138
Accrued interest payable	(334,287)	(306,132)
Other liabilities	389,052	(27,192)

Net cash provided by operating activities	1,074,167	1,253,326

INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities available for sale	1,996,284	2,294,681
Mortgage-backed securities held to maturity	148,973	114,621
Loans originated, net of repayments	(5,797,207)	(4,435,796)
Purchases of:
Loan receivable	(37,956)	—
Investment securities held to maturity	(2,437,564)	—
Federal Home Loan Bank stock	—	(1,138,500)
Office properties and equipment	(66,757)	(109,280)
Life insurance contracts	(2,000,000)	—
Proceeds from sales of Federal Home Loan Bank stock	—	823,500
Proceeds from maturities of:
Investment securities held to maturity	—	4,292,600
Investment securities available for sale	37,773	2,168,155

Net cash (used in) provided by investing activities	(8,156,454)	4,009,981

FINANCING ACTIVITIES:
Increase in deposits	11,478,274	5,773,287
Increase (decrease) in securities sold under agreements to repurchase	230,000	(450,000)
Advances from the Federal Home Loan Bank	—	7,000,000
Purchase of shares by deferred compensation plans trust	(23,520)	(10,607)
Purchase of treasury stock	(594,081)	—
Increase in advances from borrowers for taxes and insurance	273,306	225,669

Net cash provided by financing activities	11,363,979	12,538,349

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,281,692	17,801,656
CASH AND CASH EQUIVALENTS—Beginning of period	33,356,934	13,400,085

CASH AND CASH EQUIVALENTS—End of period	$37,638,626	$31,201,741

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$4,428,267	$3,661,812

Income Taxes	$50,000	$—

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006. The results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007 or any other period.

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

New Accounting Pronouncements - In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has concluded that the adoption of SFAS No. 155 does not have a material effect on its financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” – an amendment of FASB Statement No. 140. This statement addresses the recognition and measurement of separately recognized servicing rights. The statement clarifies when a servicing right should be separately recognized, requires servicing rights to be initially measured at fair value, and allows an entity to choose to subsequently measure its servicing rights at fair value. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has concluded that the adoption of SFAS No. 156 does not have a material effect on its financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have an effect on the Company’s financial position or results of operations. The company has no unrecognized tax benefits. At March 31, 2007, the tax years ended December 31, 2003, 2004, 2005 and 2006, along with activity for the period January 1, 2007 through March 31, 2007 remain subject to examination by all tax jurisdictions. As of March 31, 2007, no audits were in process by a tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to the Company’s unrecognized tax benefits.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of a defined benefit postretirement plan is effective as of the end of the fiscal year ending after December 15, 2006. The Company has concluded that the impact of this pronouncement and guidance does not have an effect on the Company’s financial position or results of operations. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. The Company is continuing to evaluate the impact of this pronouncement and does not expect that the guidance will have an effect on the Company’s financial position or results of operations.

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

The EITF reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 addresses (i) whether a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4, (ii) whether a policyholder should consider the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4 and (iii) whether the cash surrender value component of the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4 “Accounting for Purchases of Life Insurance” should be discounted in accordance with APB Opinion No. 21 “Interest on Receivables and Payables”, when contractual limitations on the ability to surrender a policy exist. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company has concluded that the adoption of EITF 06-5 effective January 1, 2007, does not have a material impact to our consolidated financial statements.

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

2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	March 31, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
Debt securities:
U.S. Government	$2,462,400	$881	$—	$2,463,281

Available for Sale
Debt securities:
U.S. Government and Federal Agencies	$1,321,092	$—	$32,327	$1,288,765
Municipal securities	2,955,399	49,117	—	3,004,516
Corporate	11,355,609	228,374	137,206	11,446,777
Mutual Funds	8,012,172	171,142	230,929	7,952,385

Totals	$23,644,272	$448,633	$400,462	$23,692,443

	December 31, 2006
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available for Sale
Debt securities:
U.S. Government and Federal Agencies	$1,358,777	$—	$39,981	$1,318,796
Municipal securities	2,954,971	53,948	—	3,008,919
Corporate	11,357,234	231,557	128,283	11,460,508
Mutual Funds	8,012,172	192,094	232,874	7,971,392

Totals	$23,683,154	$477,599	$401,138	$23,759,615

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2007 and December 31, 2006:

	March 31, 2007
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities -
U.S. Government and Federal Agencies	$—	$—	$1,288,765	$32,327	$1,288,765	$32,327
Corporate	2,097,652	39,145	2,412,498	98,061	4,510,150	137,206
Mutual Funds	—	—	7,778,647	230,929	7,778,647	230,929

Totals	$2,097,652	$39,145	$11,479,910	$361,317	$13,577,562	$400,462

	December 31, 2006
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities -
U.S. Government and Federal Agencies	$—	$—	$1,318,796	$39,981	$1,318,796	$39,981
Corporate	2,110,976	27,517	2,409,891	100,766	4,520,867	128,283
Mutual Funds	—	—	7,776,702	232,874	7,776,702	232,874

Totals	$2,110,976	$27,517	$11,505,389	$373,621	$13,616,365	$401,138

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

At March 31, 2007, three debt securities had aggregate depreciation of 3.40% from the Company’s amortized cost basis for 12 months or longer. The unrealized loss on debt securities relates principally to the changes in market interest rates. U.S. Government and federal agencies securities represent U.S. treasury and federal agency issues and are currently rated AAA by at least one bond credit rating agency. The corporate securities have no identified credit issues and have a current average credit rating of A. As management has the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no decline is deemed to be other than temporary.

At March 31, 2007, two mutual fund holdings had aggregate depreciation of 2.88% from the Company’s amortized cost basis for 12 months or longer. Although the mutual fund holdings have unrealized losses, no credit issues have been identified that cause management to believe that declines in market value are other than temporary as the securities in the portfolios of the mutual fund holdings are AAA rated government or agencies bonds. Although the fair value of the mutual fund holdings will fluctuate as the market interest rates move, management believes that the fair value will recover as the securities held in the mutual fund portfolios mature and are reinvested at market rate yielding investments. Management has the ability and intent to hold these mutual funds until such time that the values recover.

The amortized cost and estimated fair value of debt securities available for sale at March 31, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2007
	Held to Maturity		Available for Sale Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within 1 year	$2,462,400	$2,463,281	$—	$—
Due after 1 year through 5 years	—	—	1,321,092	1,288,765
Due after 5 years through 10 years	—	—	1,000,000	921,250
Due after 10 years	—	—	13,311,008	13,530,043

Totals	$2,462,400	$2,463,281	$15,632,100	$15,740,058

Mutual funds had an amortized cost of $8,012,072 and a fair value of $7,952,385 as of March 31, 2007.

3. MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:

	March 31, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
GNMA pass-through certificates	$114,600	$3,059	$—	$117,659
FHLMC pass-through certificates	522,186	6,121	—	528,307
FNMA pass-through certificates	4,479,678	1,535	112,930	4,368,283

Totals	$5,116,464	$10,715	$112,930	$5,014,249

Available for Sale
FHLMC pass-through certificates	$9,207,439	$10,291	$172,004	$9,045,726
GNMA pass-through certificates	3,053,473	49,381	9,235	3,093,619
FNMA pass-through certificates	25,333,430	40,610	287,333	25,086,707

Totals	$37,594,342	$100,282	$468,572	$37,226,052

	December 31, 2006
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
GNMA pass-through certificates	$130,408	$3,225	$—	$133,663
FHLMC pass-through certificates	523,747	5,799	—	529,546
FNMA pass-through certificates	4,611,908	1,090	124,186	4,488,812

Totals	$5,266,063	$10,144	$124,186	$5,152,021

Available for Sale
FHLMC pass-through certificates	$9,577,848	$9,060	$192,407	$9,394,501
GNMA pass-through certificates	3,643,514	28,973	22,071	3,650,416
FNMA pass-through certificates	26,381,481	32,278	359,437	26,054,322
Small Business Administration certificates	6,139	—	53	6,086

Totals	$39,608,982	$70,311	$573,968	$39,105,325

The following table provides the gross unrealized losses and estimated fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2007 and December 31, 2006:

	March 31, 2007
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
FNMA pass-through certificates- held-to- maturity	$—	$—	$4,242,648	$112,930	$4,242,648	$112,930
FHLMC pass-through certificates	1,304,337	1,864	6,985,181	170,140	8,289,518	172,004
GNMA pass-through certificates	—	—	692,606	9,235	692,606	9,235
FNMA pass-through certificates	11,098,530	61,088	11,312,309	226,245	22,410,839	287,333

Totals	$12,402,867	$62,952	$23,232,744	$518,550	$35,635,611	$581,502

	December 31, 2006
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
FNMA pass-through certificates-held-to- maturity	$—	$—	$4,358,260	$124,186	$4,358,260	$124,186
SBA pass-through certificates	—	—	6,086	53	6,086	53
FHLMC pass-through certificates	—	—	8,600,208	192,407	8,600,208	192,407
GNMA pass-through certificates	—	—	1,090,169	22,071	1,090,169	22,071
FNMA pass-through certificates	11,102,703	66,259	12,792,146	293,178	23,894,849	359,437

Totals	$11,102,703	$66,259	$26,846,869	$631,895	$37,949,572	$698,154

Management believes that the estimated fair value of the securities is dependent upon the movement in market interest rates and that the unrealized losses are temporary. At March 31, 2007, twenty-three mortgage-backed securities had aggregate depreciation of 2.18% from the Company’s amortized cost basis for 12 months or longer. The unrealized losses relate principally to the changes in market interest rates. These securities represent asset backed federal agency issues and are currently rated AAA by at least one bond credit rating agency. As management has the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no declines are deemed to be other than temporary.

4. LOANS RECEIVABLE – NET

Loans receivable consist of the following:

	March 31, 2007	December 31, 2006
Real estate - mortgage:
One-to-four family residential	$326,136,677	$316,567,389
Commercial and multi-family	32,403,774	32,661,642

Total real estate-mortgage	358,540,451	349,229,031

Real estate - construction:
Residential	7,226,034	6,983,084
Commercial	3,919,659	6,803,828

Total real estate - construction	11,145,693	13,786,912

Commercial	17,176,406	16,824,623

Consumer:
Home equity	51,900,582	53,178,740
Other consumer loans	862,699	938,184

Total consumer loans	52,763,281	54,116,924

Total loans	439,625,831	433,957,490
Net deferred loan cost	1,517,535	1,434,850
Allowance for loan losses	(2,126,707)	(2,049,913)

Net total loans	$439,016,659	$433,342,427

Changes in the allowance for loan losses are as follows:

	Three Months Ended March 31,
	2007	2006
Balance, beginning of period	$2,049,913	$1,752,667
Provision for loan loss	75,000	75,000
Charge-offs	—	(7,106)
Recoveries	1,794	483

Balance, end of period	$2,126,707	$1,821,044

5. DEPOSITS

Deposits consist of the following major classifications:

	March 31, 2007		December 31, 2006
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
NOW and other demand deposit accounts	$214,906,443	2.44%	$205,337,742	1.99%
Passbook savings and club accounts	62,304,459	1.12%	61,616,971	1.13%

Subtotal	277,210,902		266,954,713

Certificates with original maturities:
Within one year	72,622,971	4.72%	74,507,694	4.58%
One to three years	40,272,960	4.43%	35,873,119	4.15%
Three years and beyond	38,395,692	4.81%	39,688,725	4.87%

Total certificates	151,291,623		150,069,538

Total	$428,502,525		$417,024,251

The aggregate amount of certificate accounts in denominations of $100,000 or more at March 31, 2007 and December 31, 2006 amounted to $48,903,754 and $49,573,074, respectively.

Municipal demand deposit accounts in denominations of $100,000 or more at March 31, 2007 and December 31, 2006 amounted to $79,270,216 and $67,786,672, respectively.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended March 31,
	2007	2006
Numerator	$501,374	$702,746
Denominators:
Basic shares outstanding	8,168,162	8,296,606
Effect of dilutive securities	119,938	171,300

Dilutive shares outstanding	8,288,100	8,467,906
Earnings per share:
Basic	$0.06	$0.08
Dilutive	$0.06	$0.08

At March 31, 2007 there were 377,706 outstanding options that were anti-dilutive.

7. STOCK BASED COMPENSATION

The Company’s 2005 Equity Based Incentive Plan (the “Equity Plan”) provides for the grant of shares of common stock of the Company to certain officers, directors and employees of the Company. In order to fund the grant of shares under the Equity Plan, the Equity Plan Trust (the “Trust”) purchased 171,300 shares of the Company’s common stock in the open market for approximately $2.0 million, an average price of $11.70 per share. The Company made sufficient contributions to the Trust to fund these purchases. No additional purchases are expected to be made by the Trust under this plan. Pursuant to the terms of the plan, all 171,300 shares acquired by the Trust were granted to certain officers and directors of the Company in August 2005. The Equity Plan shares will generally vest at the rate of 20% per year over five years. As of March 31, 2007, 34,260 shares were fully vested and no shares were forfeited.

Compensation expense related to the shares granted is recognized ratably over the five-year vesting period in an amount which totals the market price of the Company’s stock at the date of grant. During the three months ended March 31, 2007, approximately $99,000 was recognized in compensation expense for the plan.

The Equity Plan also authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years. A total of 429,374 shares of common stock have been reserved for future issuance pursuant to the Equity Plan, of which 396,000 were awarded on August 10, 2005 and 24,000 were awarded on November 21, 2006. As of March 31, 2007, 395,000 options were outstanding. During the three months ended March 31, 2007, approximately $60,000 was recognized in compensation expense for the plan.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R) using a modified prospective application. Accordingly, prior period amounts have not been restated. The adoption required a reclassification to additional paid in capital of $(1,821,000) from common stock acquired by employee benefits plans trust. As of March 31, 2007, expenses totaling $423,000 remain to be recognized over the next 4.6 years.

The estimated fair value of options granted during 2006 was $2.52 per share. The fair value was estimated on the date of grant using the Black-Scholes Single Option Pricing Model with the following weighted average assumptions used:

Year Ended December 31, 2006
Dividend yield	0.00%
Expected volatility	19.79%
Risk-free interest rate	4.50%
Expected life of options	5.0

The dividend yield is zero because the Company has not declared any dividends and does not expect to declare any over the life of the options. The risk-free interest rate used was based on the rates of treasury securities with maturities equal to the expected lives of the options.

A summary of the status of the Company’s stock options under the Equity Plan as of March 31, 2007 and changes during the three months ended March 31, 2007 are presented below:

	Three Months Ended March 31, 2007
	Number of shares	Weighted average exercise price
Outstanding at the beginning of the period	397,500	$11.68
Granted	—	—
Exercised	—	—
Forfeited	(2,500)	$11.60
Outstanding at the end of the period	395,000	$11.69
Exercisable at the end of the period	74,200	$11.60

The following table summarizes all stock options outstanding under the Equity Plan as of March 31, 2007:

	Options Outstanding
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$11.60	371,000	$11.60	8.3 (in years)
$13.00	24,000	$13.00	9.6 (in years)

8. STOCK REPURCHASE PLAN

On March 29, 2006, the Company’s Board of Directors approved the repurchase of 200,087 shares of the Company’s common stock in the open market. As of March 31, 2007, 200,087 shares had been purchased.

9. INCOME TAXES

Income taxes decreased $118,000 to $325,000 for an effective tax rate of 39.3% for the three months ended March 31, 2007 compared to $443,000 for an effective tax rate of 38.7% from the same period in 2006.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 under “Item 1. Business – Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Ocean Shore Holding assumes no obligation to update any forward-looking statements.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2007 AND DECEMBER 31, 2006

Total assets of the Company increased by $12.2 million to $574.5 million at March 31, 2007, from $562.3 million at December 31, 2006. Loans receivable, net, increased $5.7 million, investment and mortgage-backed securities increased $400,000 and cash and cash equivalents increased by $4.3 million. Asset growth was funded by an increase in deposits of $11.5 million.

Investments

Investments increased $2.4 million to $26.2 million at March 31, 2007 from $23.8 million at December 31, 2006. The increase was the result of a purchase of short-term US Treasuries. Mortgage-backed securities decreased by $2.1 million to $42.3 million from $44.4 million at December 31, 2006 due to normal monthly payments received.

Loans

Loans receivable, net, increased $5.7 million to $439.0 million at March 31, 2007 from $433.3 million at December 31, 2006. Loan originations totaled $25.4 million for the three months ended March 31, 2007 resulting in a slight increase over the $24.7 million originated in three months ended March 31, 2006. Real estate mortgage loan originations totaled $16.7 million, real estate construction originations totaled

$2.6 million, consumer loan originations totaled $4.6 million and commercial loan originations totaled $1.6 million in for the quarter-ended March 2007. Origination activity was offset by $19.7 million of normal loan payments and payoffs.

The following table summarizes changes in the loan portfolio in the three months ended March 31, 2007.

	March 31, 2007	December 31, 2006	$ change	% change
	(Dollars in thousands)
Real estate – mortgage:
One-to-four-family residential	$326,137	$316,567	$9,570	3.0%
Commercial and multi-family	32,404	32,662	(258)	(0.8)

Total real estate – mortgage	358,541	349,229	9,311	2.7
Real estate – construction:
Residential	7,226	6,983	243	3.5
Commercial	3,920	6,804	(2,884)	(42.4)

Total real estate – construction	11,146	13,787	(2,641)	(19.2)
Commercial	17,176	16,825	351	2.1
Consumer
Home equity	51,901	53,179	(1,278)	(2.4)
Other consumer loans	863	938	(75)	(8.1)

Total consumer loans	52,764	54,117	(1,353)	(2.5)
Total loans	439,627	433,957	5,668	1.3

Net deferred loan cost	1,517	1,435	82	5.8
Allowance for loan losses	(2,127)	(2,050)	(77)	(3.8)

Net total loans	$439,017	$433,342	$5,675	1.3%

Non-Performing Assets

Non-performing assets totaled $373,000 at March 31, 2007. There was no charge-offs in the first quarter, compared to $7,000 in the same period last year. The allowance for loan losses was 0.48% of total loans at March 31, 2007 versus 0.44% and March 31, 2006.

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Allowance for loan losses:
Allowance at beginning of period	$2,050	$1,753
Provision for loan losses	75	75
Recoveries	2	—
Charge-offs	—	7

Net charge-offs	(2)	7

Allowance at end of period	$2,127	$1,821

Allowance for loan losses as a percent of total Loans	0.48%	0.44%
Allowance for loan losses as a percent of Non-performing loans	570.5%	608.9%

	March 31, 2007	December 31, 2006
	(In thousands)
Nonaccrual loans:
Real estate mortgage loans	$137	$415
Commercial	—	—
Consumer loans	236	116

Total of non-accrual and 90 days or more past due loans	$373	$531

Total non-performing loans to total loans	0.08%	0.12%
Total non-performing loans to total assets	0.06%	0.09%
Total non-performing assets and troubled debt restructurings to total assets	0.06%	0.09%

Deposits

Deposits increased by $11.5 million, or 2.8%, to $428.5 million at March 31, 2007 from $417.0 million at December 31, 2006. Interest bearing demand deposits increased $14.3 million, time deposits increased by $1.2 million, savings accounts increased by $700,000 and interest bearing checking decreased $4.7 million. The company continued its focus on attracting core deposits. Customers are trending toward higher interest rate products.

The following table summarizes changes in deposits in the three months ended March 31, 2007.

	March 31, 2007	December 31, 2006	$ change	% change
	(Dollars in thousands)
Noninterest-bearing demand deposits	$30,495	$35,224	$(4,729)	(13.4)%
Interest-bearing demand deposits	184,411	170,114	14,297	8.4
Savings accounts	62,305	61,617	688	1.1
Certificates of deposit	151,292	150,070	1,222	0.8

Total	$428,503	$417,025	$11,478	2.8%

Borrowings

Federal Home Loan Bank advances remained unchanged at $54.0 million at March 31, 2007 from December 31, 2006. Other borrowings increased $230,000 to $22.8 million at March 31, 2007 from $22.6 million at December 31, 2006. The increase in total borrowings was used for general purposes.

Stockholders’ Equity

Stockholders’ equity increased by $185,000 to $62.7 million at March 31, 2007, from $62.6 million at December 31, 2006. The increase was the result of earnings of $500,000 for the period offset by treasury stock purchases and changes in accumulative other comprehensive income.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Net income was $501,000 for the three months ended March 31, 2007 as compared to $703,000 for the three months ended March 31, 2006. The $202,000, or 28.7%, decrease in 2007 from 2006 was due primarily to a decrease in net interest income of $160,000 and an increase in other expenses of $202,000 offset by an increase in other income of $43,000 and a decrease in income tax expense of $118,000.

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands, except share and per share data)
Net income	$501	$703
Basic and diluted earnings per share	$0.06	$0.08
Return on average assets (annualized)	0.36%	0.51%
Return on average equity (annualized)	3.18%	4.59%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three-month periods ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$6,505	$6,026	479	7.9%
Investment securities	1,006	1,059	(53)	(5.0)
Other interest-earning assets	218	66	152	232.0

Total interest income	7,729	7,151	578	8.1
INTEREST EXPENSE:
Deposits	3,092	2,477	615	24.8
Borrowings	1,002	879	123	14.0

Total interest expense	4,094	3,356	738	22.0

Net interest income	$3,635	$3,795	(160)	(4.2)

Interest income increased by $600,000 for the quarter ended March 31, 2007 compared to March 31, 2006, including a $400,000 increase in mortgage loan income, a $100,000 increase consumer loan income and a $150,000 increase in income on other interest-earning assets partially offset by a $50,000 decrease in investment securities income. The increase in loan income resulted from an increase in the average balance of loans of $21.8 million and an increase in the average yield of 15 basis points. Investment income decreased $53,000 as the average balance decrease of $20.3 million was offset by an increase in the average yield of 107 basis points. Income in federal funds sold increased $152,000 as the average balance increased $10.7 million and the average yield increased by 83 basis points.

Interest expense increased by $738,000, including an increase in municipal deposit expense of $203,000, an increase in time deposit expense of $365,000 and an increase in interest expense on borrowings of $123,000. Municipal deposit expense increased as a result of higher balances and higher interest rates, while time deposit expense increased as a result of deposit growth and an increase in the average rate paid. Borrowing expense increased as a result of a higher average balance of borrowings of $12.1 million offset by a lower average rate paid of 22 basis points.

The interest rate spread and net interest margin of the Company were 2.40% and 2.79% respectively, for the three months ended March 31, 2007, compared to 2.64% and 2.98% for the same period in 2006. The increase in average earning assets of $12.2 million and the increase in average yield of 31 basis points was offset by a rise of average interest bearing liabilities of $12.1 million and an increase in the average cost paid on these liabilities of 56 basis points. New loans and investments at rates higher than the existing portfolio were offset by a rise in short-term interest rates paid in the first quarter of 2007 compared to 2006, increasing the cost of interest expense on deposits and borrowings.

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

Average Balance Tables

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$435,904	$6,505	5.97%	$414,104	$6,026	5.82%
Investment securities	69,303	1,006	5,80%	89,604	1,059	4.73%
Other interest-earning assets	16,690	218	5.22%	5,985	66	4.39%

Total interest-earning assets	521,897	7,729	5.92%	509,693	7,151	5.61%
Noninterest-earning assets	42,016			43,109

Total assets	$563,913			$552,802

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	177,110	1,222	2.76%	173,762	925	2.13%
Savings accounts	60,727	168	1.11%	76,324	216	1.13%
Certificates of deposit	149,403	1,702	4.56%	137,148	1,336	3.90%

Total interest-bearing deposits	387,240	3,092	3.19%	387,233	2,477	2.56%
FHLB advances	54,000	567	4.20%	30,825	311	4.03%
Securities sold under agreements to repurchase	7,403	100	5.38%	18,487	233	5.03%
Subordinated debt	15,464	335	8.67%	15,464	335	8.67%

Total Borrowings	76,867	1,002	5.21%	64,776	879	5.43%

Total interest-bearing liabilities	464,107	4,094	3.53%	452,009	3,356	2.97%

Noninterest-bearing liabilities	36,731			39,515

Total liabilities	500,838			491,524
Retained earnings	63,075			61,278

Total liabilities and retained earnings	$563,913			$552,802

Net interest income		$3,635			$3,795

Interest rate spread			2.40%			2.64%
Net interest margin			2.79%			2.98%
Average interest-earning assets to average interest-bearing liabilities	112.45%			112.76%

Provision for Loan Losses

We review the level of the allowance for loan losses on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. The provision for loan losses was $75,000 in the three months ended March 31, 2007 and $75,000 in the three months ended March 31, 2006. The provision was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio and the current economic environment.

Other Income

The following table summarizes other income for the three months ended March 31, 2007 and 2006 and the changes between the periods.

	Three Months Ended March 31,
	2007	2006	% Change
	(Dollars in thousands)
OTHER INCOME:
Service charges	$375	$374	0.5%
Cash surrender value of life insurance	78	65	18.9
Other	145	116	24.9

Total other income	$598	$555	7.8

Other income increased $43,000 to $598,000, or 7.8%, for the three-month period ended March 31, 2007 from the same period in 2006. Increases in income resulted from additional income earned on the cash surrender value of bank-owned life insurance and additional fees and commissions.

Other Expense

The following table summarizes other expense for the three months ended March 31, 2007 and 2006 and the changes between periods.

	Three Months Ended March 31,
	2007	2006	% Change
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$2,004	$1,894	5.8%
Occupancy and equipment	711	665	6.9
Federal insurance premiums	13	15	(11.1)
Advertising	114	88	28.9
Professional services	152	142	7.1
Other operating expense	338	326	3.4

Total other expense	$3,332	$3,130	6.4

Other expenses increased $200,000, or 6.4%, to $3.3 million for the three-month period ended March 31, 2007 from the same period in 2006. Increase costs associated with the opening of a new branch office in November of 2006 accounted for $104,000, or 3.3% of the 6.4% increase in other expenses. In addition, salaries and employee benefits increased $40,000 due to regular salary increases, occupancy and equipment, advertising, other professional services and all other operating expenses accounted for the remaining $56,000 increase.

Income Taxes

Income taxes declined $118,000 to $325,000 for an effective tax rate of 39.3% for the three months ended March 31, 2007, compared to $443,000 for an effective tax rate of 38.7% from the same period in 2006. The decline was a result of lower taxable income.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2007, cash and cash equivalents totaled $37.6 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $15.9 million at March 31, 2007. In addition, at March 31, 2007, we had the ability to borrow a total of approximately $149.2 million from the Federal Home Loan Bank of New York, which included available overnight lines of credit of $53.6 million. On that date, we had no overnight advances outstanding.

At March 31, 2007, we had $50.5 million in loan commitments outstanding, which included $17.6 million in undisbursed loans, $24.1 million in unused home equity lines of credit and $8.8 million in commercial lines of credit. Certificates of deposit due within one year of March 31, 2007 totaled $100.6 million, or 66.5% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At March 31, 2007, the Bank exceeded all of its regulatory capital requirements with tangible capital of $58.7 million, or 10.56% of total adjusted assets, which is above the required level of $8.3 million or 1.5%; core capital of $58.7 million, or 10.56% of total adjusted assets which is above the required level of $22.2 million or 4.0%; and risk-based capital of $60.8 million, or 19.22% of risk-weighted assets, which is above the required level of $25.3 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s prompt corrective action regulations.

On April 18, 2007, the Company announced that its board of directors approved the repurchase of up to 200,000 shares of the Company’s outstanding common stock, which is approximately 5% of outstanding shares not held by OC Financial MHC. The program began on April 30, 2007. Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time depending on market conditions and other factors. Repurchased shares will be held in treasury. As of the close of business on May 2, 2007, the Company had not repurchased any shares under this plan.

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

The following table reflects changes in estimated net interest income only for Ocean Shore Holding.

	At March 31, 2007 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	(1.09)%	(5.35)%
100 basis point decrease in rates	0.19	(1.16)

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

Net Portfolio Value Analysis

In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at March 31, 2007 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$59,834	$(30,168)	(34)%	10.63%	(429	)bp
200	71,345	(18,658)	(21)	12.36	(256)
100	82,583	(7,419)	(8)	13.95	(97)
0	90,003	—	—	14.92	—
(100)	89,275	(728)	(1)	14.69	(23)
(200)	80,515	(9,488)	(11)	13.30	(162)
(300)	71,571	(18,432)	(20)	11.83	(309)

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

For the three months ended March 31, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Item 2 of this report under “Market Risk Management.”

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
Month #1 January 1, 2007 through January 31, 2007	0	0	0	44,606
Month #2 February 1, 2007 through February 28, 2007	17,900	$13.49	17,900	26,706
Month #3 March 1, 2007 through March 31, 2007	26,257	$13.43	26,257	449
Total	44,157	$13.45	44,157

(1)	On August 10, 2005, the Company’s Board of Directors approved the formation and funding of a trust that will purchase 171,749 shares of the Company’s common stock in the open market with funds contributed by the Company. As of September 23, 2005, 171,300 shares were purchased. The remaining 449 shares have not been awarded and may be purchased from time to time at the discretion of the independent trustee of the trust and the shares will be used to fund restricted stock awards under the Company’s 2005 Equity Incentive Plan.

(2)	On March 29, 2006, the Company’s Board of Directors approved the repurchase of 200,087 shares of the Company’s common stock in the open market. As of March 31, 2007, all of the 200,087 approved shares have been purchased.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO.
(Registrant)

Date: May 9, 2007	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: May 9, 2007	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President