Form 10-Q
period 2007-06-30
OCEAN SHORE HOLDING CO
filed 2007-08-13
CIK 1298716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

At July 30, 2007, the registrant had 8,507,962 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS	June 30, 2007	December 31, 2006
Cash and amounts due from depository institutions	$15,841,495	$15,656,934
Federal funds sold	3,690,000	17,700,000

Cash and cash equivalents	19,531,495	33,356,934
Investment securities held to maturity (estimated fair value—$3,013,422 at June 30, 2007; $0 at December 31, 2006)	3,011,555	—
Investment securities available for sale (amortized cost— $22,434,594 at June 30, 2007; $23,683,154 at December 31, 2006)	22,310,490	23,759,615
Mortgage-backed securities held to maturity (estimated fair value—$4,782,628 at June 30, 2007; $5,152,021 at December 31, 2006)	4,987,682	5,266,063
Mortgage-backed securities available for sale (amortized cost—$35,749,661 at June 30, 2007; $39,608,982 at December 31, 2006)	35,000,438	39,105,325
Loans—net of allowance for loan losses of $2,202,030 at June 30, 2007 and $2,049,913 at December 31, 2006	465,848,586	433,342,427
Accrued interest receivable:
Loans	1,897,024	1,761,993
Mortgage-backed securities	177,473	194,588
Investment securities	316,878	308,590
Federal Home Loan Bank stock—at cost	4,348,100	3,480,900
Office properties and equipment—net	9,862,758	10,181,236
Prepaid expenses and other assets	3,690,711	2,585,881
Cash surrender value of life insurance	9,771,047	7,600,447
Deferred tax asset	1,491,844	1,316,049

TOTAL ASSETS	$582,246,081	$562,260,048

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$36,152,066	$35,223,842
Interest bearing deposits	381,268,315	381,800,409
Advances from Federal Home Loan Bank	72,000,000	54,000,000
Junior subordinated debentures	15,464,000	15,464,000
Securities sold under agreements to repurchase	6,730,000	7,090,000
Advances from borrowers for taxes and insurance	2,776,869	2,356,247
Accrued interest payable	1,014,455	904,205
Other liabilities	4,138,697	2,870,831

Total liabilities	519,544,402	499,709,534

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 8,762,742 shares issued; 8,507,962 and 8,593,819 shares outstanding at June 30, 2007 and December 31, 2006, respectively	87,627	87,627
Additional paid-in capital	37,673,294	37,299,692
Retained earnings—partially restricted	31,901,896	30,781,914
Treasury stock – at cost: 254,780 shares at June 30, 2007; 168,923 shares at December 31, 2006	(3,347,385)	(2,190,882)
Common stock acquired by employee benefits plans	(2,633,490)	(2,747,990)
Deferred compensation plans trust	(446,500)	(416,420)
Accumulated other comprehensive loss	(533,763)	(263,427)

Total stockholders’ equity	62,701,679	62,550,514

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$582,246,081	$562,260,048

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$6,763,276	$6,254,632	$13,268,772	$12,280,841
Taxable interest on mortgage-backed securities	509,548	444,976	1,041,440	915,507
Non-taxable interest on municipal securities	36,070	46,476	72,140	157,110
Interest and dividends on investment securities	628,037	600,547	1,283,788	1,144,528

Total interest and dividend income	7,936,931	7,346,631	15,666,140	14,497,986

INTEREST EXPENSE:
Deposits	3,153,520	2,654,698	6,245,948	5,131,788
Advances from Federal Home Loan Bank, securities sold under agreements to repurchase and other borrowed money	1,110,785	902,264	2,112,337	1,780,854

Total interest expense	4,264,305	3,556,962	8,358,285	6,912,642

NET INTEREST INCOME	3,672,626	3,789,669	7,307,855	7,585,344

PROVISION FOR LOAN LOSSES	75,000	75,000	150,000	150,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,597,626	3,714,669	7,157,855	7,435,344

OTHER INCOME:
Service charges	397,879	404,270	773,359	777,821
Cash surrender value of life insurance	92,700	64,645	170,600	130,145
Other	146,120	129,983	290,918	245,899

Total other income	636,699	598,898	1,234,877	1,153,865

OTHER EXPENSE:
Salaries and employee benefits	1,832,833	1,855,364	3,837,283	3,749,251
Occupancy and equipment	719,242	656,519	1,430,239	1,321,552
Federal insurance premiums	12,629	13,112	25,530	27,621
Advertising	120,503	114,636	234,074	202,724
Professional services	167,937	155,245	320,343	297,490
Other operating expenses	355,498	358,741	693,117	685,216

Total other expenses	3,208,642	3,153,617	6,540,586	6,283,854

INCOME BEFORE INCOME TAXES	1,025,683	1,159,950	1,852,146	2,305,355
INCOME TAX EXPENSE	407,075	459,827	732,164	902,486

NET INCOME	$618,608	$700,123	$1,119,982	$1,402,869

Earnings per share basic:	$0.08	$0.08	$0.14	$0.17
Earnings per share diluted:	$0.08	$0.08	$0.14	$0.17

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007

	Common Stock	Additional Paid-In Capital	Retained Earnings - Partially Restricted	Treasury Stock	Common Stock Acquired by Employee Benefits Plan	Deferred Compensation Plans Trust	Accumulated Other Comprehensive Income (Loss)	Total Equity
BALANCE—January 1, 2007	$87,627	$37,299,692	$30,781,914	$(2,190,882)	$(2,747,990)	$(416,420)	$(263,427)	$62,550,514
Comprehensive income:
Net income			1,119,982					1,119,982
Other comprehensive loss—

Unrealized holding (loss) – available for sale securities							(270,336)	(270,336)

(net of tax $175,794)
Comprehensive income:								849,646
Purchase of treasury stock				(1,156,503)				(1,156,503)
Restricted stock APIC adjustment		18,296						18,296
Unallocated ESOP shares committed to employees					114,500			114,500
Excess of fair value above cost of ESOP shares committed to be released		36,755						36,755
Restricted stock shares		198,712						198,712
Stock options		119,839						119,839
Purchase of shares by deferred compensation plans trust						(30,080)		(30,080)

BALANCE—June 30, 2007	$87,627	$37,673,294	$31,901,896	$(3,347,385)	$(2,633,490)	$(446,500)	$(533,763)	$62,701,679

FOR THE SIX MONTHS ENDED JUNE 30, 2006
BALANCE—January 1, 2006	$87,627	$38,392,348	$27,633,345	$—	$(4,798,480)	$(373,607)	$(372,951)	$60,568,282
Comprehensive income:
Net income			1,402,869					1,402,869
Net change in unrealized loss on securities available for sale, net of taxes of $(109,522)							(341,211)	(341,211)

Comprehensive income								1,061,658
Reclassification upon adoption of SFAS 123(R)		(1,821,490)			1,821,490			—
Excess of fair market value above cost of ESOP shares committed to be released		23,644						23,644
Unallocated ESOP shares committed to employees					114,500			114,500
Purchase of treasury stock				(362,204)				(362,204)
Restricted stock shares		198,712						198,712
Stock options		153,018						153,018
Purchase of shares by deferred compensation plans trust						(21,483)		(21,483)

BALANCE—June 30, 2006	$87,627	$36,946,232	$29,036,214	$(362,204)	$(2,862,490)	$(395,090)	$(714,162)	$61,736,127

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$1,119,982	$1,402,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	847,818	577,343
Provision for loan losses	150,000	150,000
Deferred income taxes	—	34,691
Stock based compensation expense	488,101	489,875
Loss on disposal of office properties and equipment	408	229
Cash surrender value of life insurance	(170,600)	(130,145)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(126,204)	(30,691)
Prepaid expenses and other assets	(1,104,830)	(147,776)
Accrued interest payable	110,250	28,125
Other liabilities	1,267,866	135,101

Net cash provided by operating activities	2,582,791	2,509,621

INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities available for sale	3,825,312	4,312,160
Mortgage-backed securities held to maturity	277,562	434,468
Loans originated, net of repayments	(31,357,456)	(17,302,998)
Purchases of: Loans receivable	(1,484,000)
Mortgage-backed securities held to maturity	—	(523,429)
Investment securities held to maturity	(2,955,673)	(788,431)
Investment securities available for sale	(2,000,000)	—
Federal Home Loan Bank stock	(988,700)	(1,231,600)
Office properties and equipment	(116,945)	(308,533)
Life insurance contracts	(2,000,000)	—
Proceeds from sales of:
Federal Home Loan Bank stock	121,500	823,500
Proceeds from maturities of:
Investment securities held to maturity	—	4,292,600
Investment securities available for sale	3,000,000	4,730,713

Net cash (used in) investing activities	(33,678,400)	(5,561,550)

FINANCING ACTIVITIES:
Increase in deposits	396,131	11,040,923
(Decrease) in securities sold under agreements to repurchase	(360,000)	(11,240,000)
Advances from the Federal Home Loan Bank	18,000,000	17,000,000
Purchase of treasury stock	(1,156,503)	(362,204)
Purchase of shares by deferred compensation plans trust	(30,080)	(21,483)
Increase in advances from borrowers for taxes and insurance	420,622	278,292

Net cash provided by financing activities	17,270,170	16,695,528

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS	(13,825,439)	13,643,599

CASH AND CASH EQUIVALENTS—Beginning of period	33,356,934	13,400,085

CASH AND CASH EQUIVALENTS—End of period	$19,531,495	$27,043,684

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$8,248,035	$6,884,517

Income taxes	$715,000	$1,000,000

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation—The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006. The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007 or any other period.

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

New Accounting Pronouncements—In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material effect on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” – an amendment of FASB Statement No. 140. This statement addresses the recognition and measurement of separately recognized servicing rights. The statement clarifies when a servicing right should be separately recognized, requires servicing rights to be initially measured at fair value, and allows an entity to choose to subsequently measure its servicing rights at fair value. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 did not have a material effect on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN

48 did not have an effect on the Company’s financial position or results of operations. When applicable, accrued interest and any related accrued penalties on uncertain income tax positions are recognized in the provision for income taxes. As of January 1, 2007, the company had no unrecognized tax benefits. As of January 1, 2007, the tax years ended December 31, 2003, 2004, 2005 and 2006, remain subject to examination by all major tax jurisdictions. As of June 30, 2007, no audits were in process by a major tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to the Company's unrecognized tax benefits.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit and postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of a defined benefit postretirement plan is effective as of the end of the fiscal year ending after December 15, 2006. The impact of this pronouncement and guidance did not have an effect on the Company’s financial position or results of operations. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. The Company is continuing to evaluate the impact of this pronouncement and does not expect that the guidance will have an effect on the Company’s financial position or results of operations.

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

2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	June 30, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
Debt securities:
U.S. Government	$2,493,446	$1,867	$—	$2,495,313
Municipal securities	518,109	—	—	518,109

Totals	$3,011,555	$1,867	$—	$3,013,422

Available for Sale
Debt securities:
U.S. Government and Federal Agencies	$1,273,291	$—	$35,446	$1,237,845
Municipal securities	2,955,827	37,199	—	2,993,026
Corporate	10,193,304	200,862	224,177	10,169,989
Mutual Funds	8,012,172	175,428	277,970	7,909,630

Totals	$22,434,594	$413,489	$537,593	$22,310,490

	December 31, 2006
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available for Sale
Debt securities:
U.S. Government and Federal Agencies	$1,358,777	$—	$39,981	$1,318,796
Municipal securities	2,954,971	53,948	—	3,008,919
Corporate	11,357,234	231,557	128,283	11,460,508
Mutual Funds	8,012,172	192,094	232,874	7,971,392

Totals	$23,683,154	$477,599	$401,138	$23,759,615

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2007 and December 31, 2006:

	June 30, 2007
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities -
U.S. Government and Federal Agencies	$—	$—	$1,237,845	$35,446	$1,237,845	$35,446
Corporate	—	—	2,286,282	224,177	2,286,282	224,177
Mutual Funds	—	—	7,731,606	277,971	7,731,606	277,971

Totals	$—	$—	$11,255,733	$537,594	$11,255,733	$537,594

	December 31, 2006
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities -
U.S. Government and Federal Agencies	$—	$—	$1,318,796	$39,981	$1,318,796	$39,981
Corporate	2,110,976	27,517	2,409,891	100,766	4,520,867	128,283
Mutual Funds	—	—	7,776,702	232,874	7,776,702	232,874

Totals	$2,110,976	$27,517	$11,505,389	$373,621	$13,616,365	$401,138

Management believes that the estimated fair value of the securities is dependent upon the movement in market interest rate and the underlying credit rating of investee and that the unrealized losses are temporary. The determination of whether a decline in market value is other than temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if conclusions other than those made by management were to determine whether an other than temporary impairment exists.

At June 30, 2007, two debt securities had aggregate depreciation of 8.93% from the Company’s amortized cost basis for 12 months or longer. The unrealized loss on debt securities relates principally to the changes in market interest rates. U.S. Government and federal agencies securities represent U.S. treasury and federal agency issues and are currently rated AAA by at least one bond credit rating agency. The corporate securities have no identified credit issues and have a current average credit rating of A. As management has the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no decline is deemed to be other than temporary.

At June 30, 2007, two mutual fund holdings had aggregate depreciation of 3.47% from the Company’s amortized cost basis for 12 months or longer. Although the mutual fund holdings have unrealized losses, no credit issues have been identified that cause management to believe that declines in market value are other than temporary as the securities in the portfolios of the mutual fund holdings are AAA rated government or agencies bonds. Although the fair value of the mutual fund holdings will fluctuate as the market interest rates move, management believes that the fair value will recover as the securities held in the mutual fund portfolios mature and are reinvested at market rate yielding investments. Management has the ability and intent to hold these mutual funds until such time that the values recover.

The amortized cost and estimated fair value of debt securities held to maturity and available for sale at June 30, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2007
	Held to Maturity		Available for Sale Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost		Estimated Fair Value
Due within 1 year	$3,011,555	$3,013,422	$		$
Due after 1 year through 5 years				1,273,291		1,237,845
Due after 5 years through 10 years				1,000,000		795,000
Due after 10 years				12,149,131		12,368,015

Totals	$3,011,555	$3,013,422		$14,422,422		$14,400,860

Mutual funds had an amortized cost of $8,012,172 and a fair value of $7,909,630 as of June 30, 2007.

3. MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:

	June 30, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
GNMA pass-through certificates	$110,640	$2,950	$—	$113,590
FHLMC pass-through certificates	519,473	144	2,726	516,891
FNMA pass-through certificates	4,357,568	—	205,421	4,152,147

Totals	$4,987,681	$3,094	$208,147	$4,782,628

Available for Sale
FHLMC pass-through certificates	$2,887,730	$40,210	$6,179	$2,921,761
GNMA pass-through certificates	8,713,313	7,671	255,463	8,465,521
FNMA pass-through certificates	24,148,618	17,608	553,070	23,613,156

Totals	$35,749,661	$65,489	$814,712	$35,000,438

	December 31, 2006
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
GNMA pass-through certificates	$130,408	$3,225	$—	$133,663
FHLMC pass-through certificates	523,747	5,799	—	529,546
FNMA pass-through certificates	4,611,908	1,090	124,186	4,488,812

Totals	$5,266,063	$10,144	$124,186	$5,152,021

Available for Sale
FHLMC pass-through certificates	$9,577,848	$9,060	$192,407	$9,394,501
GNMA pass-through certificates	3,643,514	28,973	22,071	3,650,416
FNMA pass-through certificates	26,381,481	32,278	359,437	26,054,322
Small Business Administration certificates	6,139	—	53	6,086

Totals	$39,608,982	$70,311	$573,968	$39,105,325

The following table provides the gross unrealized losses and estimated fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2007 and December 31, 2006:

	June 30, 2007
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
FHLMC pass-through certificates- held-to- maturity	$514,903	$2,726	$—	$—	$514,903	$2,726
FNMA pass-through certificates- held-to- maturity	120,422	133	4,031,725	205,288	4,152,147	205,421
FHLMC pass-through certificates	1,372,891	9,418	6,619,902	246,045	7,992,793	255,463
GNMA pass-through certificates	—	—	692,458	6,179	692,458	6,179
FNMA pass-through certificates	10,424,075	255,943	10,137,449	297,128	20,561,524	553,070

Totals	$12,432,291	$268,220	$21,481,534	$754,640	$33,913,825	$1,022,859

	December 31, 2006
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
FNMA pass-through certificates-held-to- maturity	$—	$—	$4,358,260	$124,186	$4,358,260	$124,186
SBA pass-through certificates	—	—	6,086	53	6,086	53
FHLMC pass-through certificates	—	—	8,600,208	192,407	8,600,208	192,407
GNMA pass-through certificates	—	—	1,090,169	22,071	1,090,169	22,071
FNMA pass-through certificates	11,102,703	66,259	12,792,146	293,178	23,894,849	359,437

Totals	$11,102,703	$66,259	$26,846,869	$631,895	$37,949,572	$698,154

Management believes that the estimated fair value of the securities is dependent upon the movement in market interest rates and that the unrealized losses are temporary. At June 30, 2007, 21 mortgage-backed securities had aggregate depreciation of 3.05% from the Company’s amortized cost basis for 12 months or longer. The unrealized losses relate principally to the changes in market interest rates. These securities represent asset backed federal agency issues and are currently rated AAA by at least one bond credit rating agency. As management has the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no declines are deemed to be other than temporary.

4. LOANS RECEIVABLE — NET

Loans receivable consist of the following:

	June 30, 2007	December 31, 2006
Real estate—mortgage:
One-to-four family residential	$352,028,418	$316,567,389
Commercial and multi-family	32,328,991	32,661,642

Total real estate-mortgage	384,357,409	349,229,031

Real estate—construction:
Residential	6,769,053	6,983,084
Commercial	3,694,993	6,803,828

Total real estate—construction	10,464,046	13,786,912

Commercial	16,264,317	16,824,623

Consumer:
Home equity	54,263,405	53,178,740
Other consumer loans	944,784	938,184

Total consumer loans	55,208,189	54,116,924

Total loans	466,293,961	433,957,490
Net deferred loan cost	1,756,656	1,434,850
Allowance for loan losses	(2,202,030)	(2,049,913)

Net total loans	$465,848,586	$433,342,427

Changes in the allowance for loan losses are as follows:

	Six Months Ended June 30,
	2007	2006
Balance, beginning of period	$2,049,913	$1,752,667
Provision for loan loss	150,000	150,000
Charge-offs	(747)	(7,105)
Recoveries	2,864	1,292

Balance, end of period	$2,202,030	$1,896,854

5. DEPOSITS

Deposits consist of the following major classifications:

	June 30, 2007		December 31, 2006
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
NOW and other demand deposit accounts	$202,584,609	2.12%	$205,337,742	1.99%
Passbook savings and club accounts	59,285,236	1.12%	61,616,971	1.13%

Subtotal	261,869,846		266,954,713

Certificates with original maturities:
Within one year	77,604,980	4.77%	74,507,694	4.58%
One to three years	41,611,013	4.60%	35,873,119	4.15%
Three years and beyond	36,334,542	4.75%	39,688,725	4.87%

Total certificates	155,550,535		150,069,538

Total	$417,420,381		$417,024,251

The aggregate amount of certificate accounts in denominations of $100,000 or more at June 30, 2007 and December 31, 2006 amounted to $50,477,858 and $49,573,074, respectively.

Municipal demand deposit accounts in denominations of $100,000 or more at June 30, 2007 and December 31, 2006 amounted to $61,618,777 and $67,786,672, respectively.

6. EARNINGS PER SHARE

Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities.

The difference between the common shares issued and basic average shares outstanding, for the purposes of calculating basic earnings per share (“EPS”), is a result of subtracting unallocated ESOP shares, unvested restricted stock shares and treasury stock purchases from issued shares.

The calculated basic and dilutive EPS are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator	$618,608	$700,123	$1,119,982	$1,402,869
Denominators:
Basic average shares outstanding	8,127,619	8,290,981	8,147,779	8,293,774
Effect of diluted securities	107,846	171,300	113,206	171,300

Dilutive average shares outstanding	8,235,465	8,462,281	8,260,985	8,465,074
Earnings per share:
Basic	$0.08	$0.08	$0.14	$0.17
Diluted	$0.08	$0.08	$0.14	$0.17

At June 30, 2007 there were 380,038 outstanding options that were anti-dilutive.

7. STOCK BASED COMPENSATION

The Company’s 2005 Equity Based Incentive Plan (the “Equity Plan”) provides for the grant of shares of common stock of the Company to certain officers, directors and employees of the Company. In order to fund the grant of shares under the Equity Plan, the Equity Plan Trust (the “Trust”) purchased 171,300 shares of the Company’s common stock in the open market for approximately $2.0 million, an average price of $11.70 per share. The Company made sufficient contributions to the Trust to fund these purchases. No additional purchases are expected to be made by the Trust under this plan. Pursuant to the terms of the plan, all 171,300 shares acquired by the Trust were granted to certain officers and directors of the Company in August 2005. The Equity Plan shares will generally vest at the rate of 20% per year over five years. As of June 30, 2007, 34,260 shares were fully vested and no shares were forfeited.

Compensation expense related to the shares granted is recognized ratably over the five-year vesting period in an amount which totals the market price of the Company’s stock at the date of grant. During the three and six months ended June 30, 2007, approximately $99,000 and $199,000 was recognized in compensation expense for the plan, respectively.

The Equity Plan also authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years. A total of 429,374 shares of common stock have been reserved for future issuance pursuant to the Equity Plan, of which 396,000 were awarded on August 10, 2005 and 24,000 were awarded on November 21, 2006. As of June 30, 2007, 390,000 options were outstanding. During the three and six months ended June 30, 2007, approximately $60,000 and $120,000, respectively, was recognized in compensation expense for the plan.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R) using a modified prospective application. Accordingly, prior period amounts have not been restated. The adoption required a reclassification to additional paid in capital of $(1,821,000) from common stock acquired by employee benefits plans trust. As of June 30, 2007, expenses totaling $363,000 remain to be recognized over the next 4.3 years.

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

A summary of the status of the Company’s stock options under the Equity Plan as of June 30, 2007 and changes during the six months ended June 30, 2007 are presented below:

	Six Months Ended June 30, 2007
	Number of shares	Weighted average exercise price
Outstanding at the beginning of the period	397,500	$11.68
Granted	—
Exercised	—
Forfeited	(7,500)	$11.60
Outstanding at the end of the period	390,000	$11.69
Exercisable at the end of the period	73,200	$11.60

The following table summarizes all stock options outstanding under the Equity Plan as of June 30, 2007:

Exercise Price	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$11.60	366,000	$11.60	8.1 (in years)
$13.00	24,000	$13.00	9.4 (in years)

8.	STOCK REPURCHASE PLAN

On April 18, 2007, the Company’s Board of Directors approved the repurchase of 200,000 shares of the Company’s common stock in the open market. As of June 30, 2007, 41,700 shares had been purchased.

9.	INCOME TAXES

Income taxes were $732,000 for an effective tax rate of 39.5% for the six months ended June 30, 2007 compared to $902,000 for an effective tax rate of 39.1% from the same period in 2006.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2007 AND DECEMBER 31, 2006

Total assets of the Company increased by $20.0 million to $582.2 million at June 30, 2007, from $562.3 million at December 31, 2006. Loans receivable, net, increased $32.5 million, investment and mortgage-backed securities decreased $2.8 million and cash and cash equivalents decreased by $13.8 million.

Investments

Investments increased $1.6 million to $25.3 million at June 30, 2007 from $23.8 million at December 31, 2006. The increase was the result of purchases of $2.9 million offset by $1.3 million of called corporate bonds and decreases in valuation allowances. Mortgage-backed securities decreased by $4.4 million to $40.0 million from $44.4 million at December 31, 2006 due to normal monthly payments received. The Company had no mortgage backed securities with underlying collateral that would be considered subprime, which is defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history. All mortgage-backed securities owned by the Company as of June 30, 2007 possessed the highest possible investment credit rating.

Loans

Loans receivable, net, increased $32.5 million to $465.8 million at June 30, 2007 from $433.3 million at December 31, 2006. Loan originations totaled $74.3 million for the six months ended June 30, 2007 resulting in a 28.1% increase over the $58.0 million originated in six months ended June 30, 2006. Real estate mortgage loan originations totaled $52.8 million, real estate construction originations totaled $5.4 million, consumer loan originations totaled $12.5 million and commercial loan originations totaled $3.6 million for the quarter-ended June 2007. Origination activity was offset by $41.6 million of normal loan payments and payoffs.

The following table summarizes changes in the loan portfolio in the six months ended June 30, 2007.

	June 30, 2007	December 31, 2006	$ change	% change
	(Dollars in thousands)
Real estate – mortgage:
One-to-four-family residential	$352,028	$316,567	$35,461	11.2%
Commercial and multi-family	32,329	32,662	(333)	(1.0)

Total real estate – mortgage	384,357	349,229	35,128	10.1
Real estate – construction:
Residential	6,769	6,983	(214)	(3.1)
Commercial	3,695	6,804	(3,109)	(45.7)

Total real estate – construction	10,464	13,787	(3,323)	(24.1)
Commercial	16,264	16,825	(560)	(3.3)
Consumer
Home equity	54,263	53,179	1,085	2.0
Other consumer loans	945	938	6	0.7

Total consumer loans	55,208	54,117	1,091	2.0
Total loans	466,294	433,957	32,337	7.5

Net deferred loan cost	1,757	1,435	322	22.4
Allowance for loan losses	(2,202)	(2,050)	(152)	(7.4)

Net total loans	$465,849	$433,342	$32,507	7.5

Non-Performing Assets

Non-performing assets totaled $321,000 at June 30, 2007. Net charge-offs (recoveries) were ($2,000) in the six months ended June 30, 2006, compared to $6,000 in the same period last year. The allowance for loan losses was 0.47% of total loans at June 30, 2007 versus 0.44% and June 30, 2006.

The secondary mortgage market has been adversely impacted during the second quarter of 2007 and through the filing date of this Form 10-Q by deteriorating investor demand for mortgage loan products, particularly with regard to subprime products, as investors are tightening credit standards and offering less favorable pricing. For the three and six month periods ended June 30, 2007 and through the date of this filing, the Company has not experienced a decline in credit quality based on trends in net charge-offs, delinquencies, and nonperforming assets. At both June 30, 2007 and December 31, 2006, the Company had no real estate loans that would be considered subprime loans, which is defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history. The Company does not originate subprime loans. The Company's lending standards are discussed in Item 1 of its Form 10-K for the year ended December 31, 2006.

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Allowance for loan losses:
Allowance at beginning of period	$2,050	$1,753
Provision for loan losses	150	150
Recoveries	3	1
Charge-offs	1	7

Net (recoveries)charge-offs	(2)	6

Allowance at end of period	$2,202	$1,897

Allowance for loan losses as a percent of total Loans	0.47%	0.44%
Allowance for loan losses as a percent of Non-performing loans	685.9%	385.5%

	June 30, 2007	December 31, 2006
	(In thousands)
Nonaccrual loans:
Real estate mortgage loans	$77	$415
Commercial	—	—
Consumer loans	244	116

Total of non-accrual and 90 days or more past due loans	$321	$531

Total non-performing loans to total loans	0.07%	0.12%
Total non-performing loans to total assets	0.06%	0.09%
Total non-performing assets and troubled debt restructurings to total assets	0.06%	0.09%

Deposits

Deposits increased by $396,000, or 0.1%, to $417.4 million at June 30, 2007 from $417.0 million at December 31, 2006. Non-interest bearing checking accounts increased $928,000, interest bearing demand deposits decreased $3.7 million, time deposits increased $5.5 million and savings accounts decreased $2.3 million. The company continued its focus on attracting core deposits. Customers are trending toward higher interest rate products.

The following table summarizes changes in deposits in the six months ended June 30, 2007.

	June 30, 2007	December 31, 2006	$ change	% change
	(Dollars in thousands)
Noninterest-bearing demand deposits	$36,152	$35,224	$928	2.6%
Interest-bearing demand deposits	166,433	170,114	(3,681)	(2.2)
Savings accounts	59,285	61,617	(2,332)	(3.8)
Certificates of deposit	155,551	150,070	5,481	3.7

Total	$417,421	$417,025	$396	0.1%

Borrowings

Federal Home Loan Bank advances increased $18.0 million, or 33.3%, at June 30, 2007 from December 31, 2006. Other borrowings decreased $360,000 to $22.2 million at June 30, 2007 from $22.6 million at December 31, 2006. The increase in Federal Home Loan Bank borrowings was used to fund new loan originations.

Stockholders’ Equity

Stockholders’ equity increased by $151,000 to $62.7 million at June 30, 2007, from $62.6 million at December 31, 2006. The increase was the result of current period earning on $1.1 million, offset by purchases of treasury stock and changes to accumulated other comprehensive income.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Net income was $619,000 for the three months ended June 30, 2007 as compared to $700,000 for the three months ended June 30, 2006. The $81,000, or 11.6%, decrease in 2007 from 2006 was due to a decrease in net interest income of $117,000 and an increase in other expenses of $55,000, offset by an increase in other income of $38,000 and a decrease in income tax expense of $53,000.

Net income was $1,120,000 for the six months ended June 30, 2007 as compared to $1,403,000 for the six months ended June 30, 2006. The $283,000, or 20.2%, decrease in 2007 from 2006 was due to a decrease in net interest income of $277,000 and an increase in other expenses of $257,000, offset by an increase in other income of $81,000 and a decrease in income tax expense of $170,000.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Net income	$619	$700	$1,120	$1,403
Basic and diluted earnings per share	$0.08	$0.08	$0.14	$0.17
Return on average assets (annualized)	0.43%	0.50%	0.39%	0.51%
Return on average equity (annualized)	3.91%	4.53%	3.55%	4.56%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three-month periods ended June 30, 2007 and 2006.

	Three Months Ended June 30,		$ Change	% Change
	2007	2006
	(Dollars in thousands)
INTEREST INCOME:
Loans	$6,763	$6,255	509	8.1%
Investment securities	959	1,001	(42)	(4.2)
Other interest-earning assets	215	91	124	136.3

Total interest income	$7,937	$7,347	590	8.0

INTEREST EXPENSE:
Deposits	$3,154	$2,655	499	18.8
Borrowings	1,110	902	209	23.1

Total interest expense	4,264	3,557	707	19.9

Net interest income	$3,673	$3,790	$(117)	(3.1)

Interest income increased by $590,000 in the second quarter of 2007 compared to the second quarter of 2006, including a $540,000 increase in mortgage loan income, a $43,000 increase in consumer loan income, and a $124,000 increase in income on other interest-earning assets partially offset by a $74,000 decrease in commercial loan income and a $42,000 decrease in investment securities income. The increase in loan income resulted from an increase in the average balance of loans of $30.1 million and an increase in the average yield of 5 basis points. The decrease in investment income resulted from a decrease in the average balance of $15.2 million was offset by an increase in the average yield of 85 basis points. The increase in income in federal funds resulted from an increase in the average balance of $8.5 million and an increase in the average yield of 48 basis points.

Interest expense increased by $738,000, including an increase in municipal deposit expense of $105,000, an increase in time deposit expense of $314,000 and an increase in interest expense on borrowings of $209,000. Municipal deposit expense increased as a result of higher balances and higher interest rates, while time deposit expense increased as a result of deposit growth and an increase in the average rate paid. Overall, the cost of deposits increased 48 basis points to 3.24% from 2.76% in second quarter of 2007 versus 2006, while the average balance of deposits rose $5.2 million. Borrowing expense increased as a result of a higher average balance of borrowings of $19.2 million, offset by a lower average rate paid of 23 basis points.

The interest rate spread and net interest margin were 2.34% and 2.74%, respectively, for the three months ended June 30, 2007 compared to 2.59% and 2.96% for the same period in 2006. The increase in average earning assets of $23.4 million and the increase in average yield of 19 basis points was offset by a rise of average interest bearing liabilities of $24.4 million and an increase in the average cost paid on these liabilities of 43 basis points. New loans and investments at rates higher than the existing portfolio were offset by a rise in short-term interest rates paid in the first quarter of 2007 compared to 2006, increasing the cost of interest expense on deposits and borrowings.

The following table summarizes changes in interest income and interest expense for the six-month periods ended June 30, 2007 and 2006.

	Six Months Ended June 30,		$ Change	% Change
	2007	2006
	(Dollars in thousands)
INTEREST INCOME:
Loans	$13,269	$12,281	$988	8.0%
Investment securities	1,964	2,060	(96)	(4.6)
Other interest-earning assets	433	157	276	175.8

Total interest income	$15,666	$14,498	$1,168	8.1

INTEREST EXPENSE:
Deposits	$6,246	$5,132	$1,114	21.7
Borrowings	2,112	1,781	330	18.6

Total interest expense	8,358	6,913	1,445	20.9

Net interest income	$7,308	$7,585	$(277)	(3.6)

Interest income increased by $1.2 million in the six months ended June 30, 2007 compared to the same period in 2006, including a $948,000 increase in mortgage loan income, a $141,000 increase in consumer loan income, and a $276,000 increase in income on other interest-earning assets, partially offset by a

$101,000 decrease in commercial loan income and a $96,000 decrease in investment securities income. The increase in loan income resulted from an increase in the average balance of loans of $26.0 million and an increase in the average yield of 10 basis points. The decrease in investment income resulted from a decrease in the average balance of $17.7 million, and was offset by an increase in the average yield of 96 basis points. The increase in income in federal funds resulted from an increase in the average balance of $9.6 million and an increase in the average yield of 62 basis points.

Interest expense increased by $1.4 million, including an increase in municipal deposit expense of $308,000, an increase in time deposit expense of $681,000, and increase in all other deposits of $125,000 and an increase in interest expense on borrowings of $330,000. Municipal deposit expense increased as a result of higher balances and higher interest rates, while time deposit expense increased as a result of deposit growth and an increase in the average rate paid. Overall, the cost of deposits increased 56 basis points to 3.22% from 2.66% in second quarter of 2007 versus 2006, while the average balance of deposits rose $2.6 million. Borrowing expense increased as a result of higher average balance of borrowings of $15.7 million, offset by a lower average rate paid of 22 basis points.

The interest rate spread and net interest margin of the Company were 2.37% and 2.76%, respectively, for the six months ended June 30, 2007 compared to 2.61% and 2.97% for the same period in 2006. The increase in average earning assets of $17.9 million and the increase in average yield of 25 basis points was offset by a rise of average interest bearing liabilities of $18.3 million and an increase in the average cost paid on these liabilities of 50 basis points. New loans and investments at rates higher than the existing portfolio were offset by a rise in short-term interest rates paid in the first quarter of 2007 compared to 2006, increasing the cost of interest expense on deposits and borrowings.

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

Average Balance Tables	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$452,846	$6,763	5.97%	$422,708	$6,255	5.92%
Investment securities	67,018	959	5.72%	82,182	1,001	4.87%
Other interest-earning assets	15,857	215	5.43%	7,390	91	4.95%

Total interest-earning assets	535,721	7,937	5.93%	512,280	7,347	5.74%
Noninterest-earning assets	42,227			42,738

Total assets	$577,948			$555,018

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$175,916	$1,192	2.71%	$170,086	$972	2.29%
Savings accounts	59,904	167	1.11%	71,611	203	1.13%
Certificates of deposit	153,807	1,794	4.67%	142,692	1,480	4.15%

Total interest-bearing deposits	389,627	3,153	3.24%	384,389	2,655	2.76%
FHLB advances	64,397	686	4.26%	43,011	451	4.19%
Securities sold under agreements to repurchase	6,590	90	5.44%	8,788	116	5.29%
Subordinated debt	15,464	335	8.67%	15,464	335	8.67%

Total borrowings	86,451	1,111	5.14%	67,263	902	5.37%

Total interest-bearing liabilities	476,078	4,264	3.58%	451,652	3,557	3.15%
Noninterest-bearing liabilities	38,584			41,489

Total liabilities	514,662			493,141
Stockholders’ equity	63,286			61,877

Total liabilities and stockholders’ equity	$577,948			$555,018

Net interest income		$3,673			$3,790

Interest rate spread			2.34%			2.59%
Net interest margin			2.74%			2.96%
Average interest-earning assets to average interest-bearing liabilities	112.53%			113.42%

Average Balance Tables	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$444,422	$13,269	5.97%	$418,429	$12,281	5.87%
Investment securities	68,154	1,964	5.76%	85,873	2,060	4.80%
Other interest-earning assets	16,271	433	5.32%	6,692	157	4.70%

Total interest-earning assets	528,847	15,666	5.92%	510,994	14,498	5.67%
Noninterest-earning assets	42,123			42,922

Total assets	$570,970			$553,916

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$176,510	$2,414	2.74%	$171,914	$1,898	2.21%
Savings accounts	60,313	335	1.11%	73,954	419	1.13%
Certificates of deposit	151,617	3,497	4.61%	139,935	2,815	4.02%

Total interest-bearing deposits	388,440	6,246	3.22%	385,803	5,132	2.66%
FHLB advances	59,227	1,253	4.23%	36,952	762	4.12%
Securities sold under agreements to repurchase	6,994	189	5.41%	13,610	349	5.12%
Subordinated debt	15,464	670	8.67%	15,464	670	8.67%

Total borrowings	81,685	2,112	5.17%	66,026	1,781	5.39%

Total interest-bearing liabilities	470,125	8,358	3.56%	451,829	6,913	3.06%
Noninterest-bearing liabilities	37,663			40,508

Total liabilities	507,789			492,337
Stockholders’ equity	63,181			61,579

Total liabilities and stockholders’ equity	$570,970			$553,916

Net interest income		$7,308			$7,585

Interest rate spread			2.37%			2.61%
Net interest margin			2.76%			2.97%
Average interest-earning assets to average interest-bearing liabilities	112.49%			113.09%

Provision for Loan Losses

We review the level of the allowance for loan losses on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. The provision for loan losses was $75,000 and $150,000 for the three and six months ended June 30, 2007, respectively, compared to $75,000 and $150,000 for the three and six months ended June 30, 2006, respectively. The provision for loan loses was primarily to maintain an allowance level deemed appropriate by management in light of factors such as the level of non-performing loans and the current market conditions.

Other Income

The following table summarizes other income for the three months ended June 30, 2007 and 2006 and the changes between the periods.

	Three Months Ended June 30,		% Change
	2007	2006
	(Dollars in thousands)
OTHER INCOME:
Service charges	$398	$404	(1.6)%
Cash surrender value of life insurance	93	65	43.4
Other	146	130	12.4

Total other income	$637	$599	6.3

Other income increased $38,000, or 6.3%, to $637,000 for the three-month period ended June 30, 2007 from the same period in 2006. The increase in income resulted from additional income earned on the cash surrender value of bank-owned life insurance and additional commissions.

The following table summarizes other income for the six months ended June 30, 2007 and 2006 and the changes between the periods.

	Six Months Ended June 30,		% Chang
	2007	2006
	(Dollars in thousands)
OTHER INCOME:
Service charges	$773	$778	(0.6)%
Cash surrender value of life insurance	171	130	31.1
Other	291	246	18.3

Total other income	$1,235	$1,154	7.0

Other income increased $81,000, or 7.0%, to $1.2 million for the six-month period ended June 30, 2007 from the same period in 2006. The increase was the result of additional income earned on the cash surrender value of bank-owned life insurance and additional fees and commissions.

Other Expense

The following table summarizes other expense for the three months ended June 30, 2007 and 2006 and the changes between the periods.

	Three Months Ended June 30,		% Change
	2007	2006
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$1,833	$1,855	(1.2)%
Occupancy and equipment	719	657	9.6
Federal insurance premiums	13	13	(3.7)
Advertising	121	115	5.1
Professional services	168	155	8.2
Other operating expense	355	359	(0.9)

Total other expense	$3,209	$3,154	1.7

Other expenses increased $55,000 to $3.2 million for the three-month period ended June 30, 2007 from the same period in 2006. Increase costs associated with the opening in a new branch office in November of 2006 accounted for $110,000 in other expenses. In addition, excluding the costs associated with the new branch, salaries and employee benefits decreased $86,000 due to lower employee benefits and higher credits of deferred costs due to higher loan volume in the second quarter of 2007 from the same period in 2006. Occupancy and equipment increased $21,000 and professional services increased $13,000 due to normal increases.

The following table summarizes other expense for the six months ended June 30, 2007 and 2006 and the changes between the periods.

	Six Months Ended June 30,		% Change
	2007	2006
	(Dollars in thousands)
OTHER EXPENSE:

Salaries and employee benefits	$3,837	$3,749	2.3%
Occupancy and equipment	1,430	1,322	8.2
Federal insurance premiums	26	28	(7.6)
Advertising	234	203	15.5
Professional services	320	297	7.7
Other operating expense	693	685	1.2

Total other expense	$6,541	$6,284	4.1

Other expenses increased $257,000 to $6.5 million for the six-month period ended June 30, 2007 from the same period in 2005. Increase costs associated with the opening in a new branch office in November of 2006 accounted for $216,000 in other expenses. In addition, excluding the costs associated with the new branch, salaries and employee benefits decreased $38,000 due to higher credits of deferred costs due to higher loan volume in the second quarter of 2007 from the same period in 2006. Occupancy and equipment, advertising, professional services and other operating expenses accounted for the remaining $81,000 increase due to normal activity.

Income Taxes

Income taxes decreased $53,000 to $407,000 for an effective tax rate of 39.7% for the three months ended June 30, 2007 compared to $460,000 for an effective tax rate of 39.6% for the same period in 2006. The decrease was a result of lower taxable income in 2007 compared to the same period in 2006.

Income taxes decreased $170,000 to $732,000 for an effective tax rate of 39.5% for the six months ended June 30, 2007 compared to $902,000 for an effective tax rate of 39.1% for the same period in 2006. The decrease was a result of lower taxable income in 2007 compared to the same period in 2006.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2007, cash and cash equivalents totaled $19.5 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $16.9 million at June 30, 2007. In addition, at June 30, 2007, we had the ability to borrow a total of approximately $133.1 million from the Federal Home Loan Bank of New York, which included available overnight lines of credit of $53.6 million. On that date, we had no overnight advances outstanding.

At June 30, 2007, we had $45.4 million in loan commitments outstanding, which included $11.7 million in undisbursed loans, $23.3 million in unused home equity lines of credit and $10.4 million in commercial lines of credit. Certificates of deposit due within one year of June 30, 2007 totaled $102.5 million, or 65.9% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At June 30, 2007, the Bank exceeded all of its regulatory capital requirements with tangible capital of $59.3 million, or 10.52% of total adjusted assets, which is above the required level of $8.5 million or 1.5%; core capital of $59.3 million, or 10.52% of total adjusted assets which is above the required level of $22.5 million or 4.0%; and risk-based capital of $61.5 million, or 18.89% of risk-weighted assets, which is above the required level of $26.0 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s prompt corrective action regulations.

On April 18, 2007, the Company announced that its board of directors approved the repurchase of up to 200,000 shares of the Company's outstanding common stock, which is approximately 5% of outstanding shares not held by OC Financial MHC. The program began on April 30, 2007. Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time depending on market conditions and other factors. Repurchased shares will be held in treasury. As of the close of business on July 27, 2007, the Company had repurchased 41,700 shares under this plan.

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

The following table reflects changes in estimated net interest income only for Ocean Shore Holding.

	At June 30, 2007 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	(2.54)%	(8.38)%
100 basis point decrease in rates	1.09%	0.98

The 200 and 100 basis point change in rates in the above table is assumed to occur evenly over the following twelve months. Based on the scenario above, net interest income would be adversely affected (within our internal guidelines) in the twelve-month and twenty-four month period if rates rose by 200 basis points. In addition, if rates declined by 100 basis points, net interest income would be positively affected in the twelve-month and twenty-four month period. The reason for the increase in the twelve-month and twenty-four month period is that more short-term deposits will reprice faster at lower rates than assets.

Net Portfolio Value Analysis

In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at June 30, 2007 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

Basis Point (“bp”) Change in Rates	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$46,844	$(36,192)	(44)%	8.41%	(535	) bp
200	58,717	(24,318)	(29)	10.26	(350)
100	72,147	(10,888)	(13)	12.25	(151)
0	83,036	—	—	13.76	—
(100)	86,333	3,297	4	14.11	35
(200)	79,965	(3,070)	(4)	13.06	(70)
(300)	69,696	(13,339)	(16)	11.41	(235)

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

For the three and six months ended June 30, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs (1)(2)
Month #1 April 1, 2007 through April 30, 2007	0	N/A	0	200,449

Month #2 May 1, 2007 through May 31, 2007	33,550	$13.52	33,550	166,899

Month #3 June 1, 2007 through June 30, 2007	8,125	$13.36	8,125	158,749

Total	41,700	$13.49	41,700

(1)	On August 10, 2005, the Company’s Board of Directors approved the formation and funding of a trust that will purchase 171,749 shares of the Company’s common stock in the open market with funds contributed by the Company. As of September 23, 2005, 171,300 shares were purchased. The remaining 449 shares have not been awarded and may be purchased from time to time at the discretion of the independent trustee of the trust and the shares will be used to fund restricted stock awards under the Company’s 2005 Equity Incentive Plan.
(2)	On April 18, 2007, the Company announced that its board of directors approved the repurchase of up to 200,000 shares of the Company's outstanding common stock, which is approximately 5% of outstanding shares not held by OC Financial MHC. The program began on April 30, 2007. Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time depending on market conditions and other factors. Repurchased shares will be held in treasury.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 16, 2007. The results of the vote on the matters presented at the meeting are as follows:

1.	The following individuals were elected as directors, each for a three-year term:

	Votes for	Votes Withheld
Steven E. Brady	8,004,950	78,900
Samuel R. Young	8,002,450	81,400

2.	The appointment of Deloitte & Touche LLP as auditors for the Company for the fiscal year ending December 31, 2007 was ratified by stockholders by the following vote:

For: 8,063,908;	Against: 13,333

Broker non-votes totaled none.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO.
(Registrant)

Date: August 13, 2007	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: August 13, 2007	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President