Form 10-Q
period 2007-09-30
OCEAN SHORE HOLDING CO
filed 2007-11-14
CIK 1298716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

At October 31, 2007, the registrant had 8,408,305 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2007	December 31, 2006
ASSETS

Cash and amounts due from depository institutions	$12,786,514	$15,656,934
Federal funds sold	12,000,000	17,700,000

Cash and cash equivalents	24,786,514	33,356,934
Investment securities available for sale (amortized cost— $23,380,733 at September 30, 2007; $23,683,154 at December 31, 2006)	22,767,243	23,759,615
Mortgage-backed securities held to maturity (estimated fair value— $4,662,307 at September 30, 2007; $5,152,021 at December 31, 2006)	4,799,799	5,266,063
Mortgage-backed securities available for sale (amortized cost— $33,618,999 at September 30, 2007; $39,608,982 at December 31, 2006)	33,215,485	39,105,325
Loans—net of allowance for loan losses of $2,243,382 at September 30, 2007 and $2,049,913 at December 31, 2006	486,460,731	433,342,427
Accrued interest receivable:
Loans	2,062,093	1,761,993
Mortgage-backed securities	168,784	194,588
Investment securities	266,326	308,590
Federal Home Loan Bank stock—at cost	4,798,100	3,480,900
Office properties and equipment—net	9,726,584	10,181,236
Prepaid expenses and other assets	2,821,005	2,585,881
Cash surrender value of life insurance	10,327,390	7,600,447
Deferred tax asset	1,204,595	1,316,049

TOTAL ASSETS	$603,404,649	$562,260,048

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$29,101,433	$35,223,842
Interest bearing deposits	399,038,453	381,800,409
Advances from Federal Home Loan Bank	82,000,000	54,000,000
Junior subordinated debentures	15,464,000	15,464,000
Securities sold under agreements to repurchase	8,400,000	7,090,000
Advances from borrowers for taxes and insurance	2,717,925	2,356,247
Accrued interest payable	754,515	904,205
Other liabilities	3,431,177	2,870,831

Total liabilities	540,907,503	499,709,534

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 8,762,742 shares issued; 8,408,305 and 8,593,819 shares outstanding at September 30, 2007 and December 31, 2006, respectively	87,627	87,627
Additional paid-in capital	37,820,910	37,299,692
Retained earnings—partially restricted	32,713,082	30,781,914
Treasury stock – at cost: 354,437 shares at September 30, 2007; 168,923 shares at December 31, 2006	(4,461,617)	(2,190,882)
Common stock acquired by employee benefits plans	(2,576,240)	(2,747,990)
Deferred compensation plans trust	(453,290)	(416,420)
Accumulated other comprehensive loss	(633,326)	(263,427)

Total stockholders’ equity	62,497,146	62,550,514

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$603,404,649	$562,260,048

See notes to unaudited condensed consolidated financial statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$7,169,966	$6,465,687	$20,438,739	$18,746,528
Taxable interest on mortgage-backed securities	479,237	438,534	1,520,677	1,354,041
Non-taxable interest on municipal securities	36,790	37,056	108,930	166,890
Interest and dividends on investment securities	562,277	693,720	1,846,065	1,865,524

Total interest and dividend income	8,248,270	7,634,997	23,914,411	22,132,983

INTEREST EXPENSE:
Deposits	3,143,691	2,841,877	9,389,640	7,973,665
Advances from Federal Home Loan Bank, securities sold under agreements to repurchase and other borrowed money	1,324,622	916,312	3,436,959	2,697,166

Total interest expense	4,468,313	3,758,189	12,826,599	10,670,831

NET INTEREST INCOME	3,779,957	3,876,808	11,087,812	11,462,152
PROVISION FOR LOAN LOSSES	48,075	75,000	198,075	225,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,731,882	3,801,808	10,889,737	11,237,152

OTHER INCOME:
Service charges	426,229	388,124	1,199,588	1,165,945
Cash surrender value of life insurance	99,343	65,500	269,943	195,645
Other	154,754	138,135	445,672	384,034

Total other income	680,326	591,759	1,915,203	1,745,624

OTHER EXPENSE:
Salaries and employee benefits	1,833,742	1,920,933	5,671,025	5,670,183
Occupancy and equipment	716,824	691,896	2,147,063	2,013,448
Federal insurance premiums	12,182	13,067	37,713	40,688
Advertising	93,080	93,040	327,154	295,764
Professional services	153,366	167,016	473,708	464,506
Other operating expenses	364,204	333,276	1,057,321	1,018,493

Total other expenses	3,173,398	3,219,228	9,713,984	9,503,082

INCOME BEFORE INCOME TAXES	1,238,810	1,174,339	3,090,956	3,479,694

INCOME TAX EXPENSE	427,624	4,860	1,159,788	907,346

NET INCOME	$811,186	$1,169,479	$1,931,168	$2,572,348

Earnings per share basic:	$0.10	$0.14	$0.24	$0.31
Earnings per share diluted:	$0.10	$0.14	$0.23	$0.30

See notes to unaudited condensed consolidated financial statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

	Common Stock	Additional Paid-In Capital	Retained Earnings - Partially Restricted	Treasury Stock	Common Stock Acquired by Employee Benefits Plan	Deferred Compensation Plans Trust	Accumulated Other Comprehensive Income (Loss)	Total Equity
BALANCE—January 1, 2007	$87,627	$37,299,692	$30,781,914	$(2,190,882)	$(2,747,990)	$(416,420)	$(263,427)	$62,550,514
Comprehensive income:
Net income			1,931,168					1,931,168
Other comprehensive loss—
Unrealized holding (loss) – available for sale securities (net of tax benefit of $219,909)							(369,899)	(369,899)

Comprehensive income								1,561,269
Restricted stock APIC adjustment		9,147						9,147
Excess of fair value above cost of ESOP shares committed to be released		43,625						43,625
Unallocated ESOP shares committed to employees					171,750			171,750
Purchase of treasury stock				(2,270,735)				(2,270,735)
Restricted stock shares		298,069						298,069
Stock options		170,377						170,377
Purchase of shares by deferred compensation plans trust						(36,870)		(36,870)

BALANCE—September 30, 2007	$87,627	$37,820,910	$32,713,082	$(4,461,617)	$(2,576,240)	$(453,290)	$(633,326)	$62,497,146

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

BALANCE—January 1, 2006	$87,627	$38,392,348	$27,633,346	$—	$(4,798,480)	$(373,607)	$(372,951)	$60,568,282
Comprehensive income:
Net income			2,572,348					2,572,348
Other comprehensive loss—
Unrealized holding (loss) – available for sale securities (net of tax benefit of $65,961)							87,957	87,957

Comprehensive income								2,660,305
Reclassification upon adoption of SFAS 123(R)		(1,821,490)			1,821,490			—
Excess of fair market value above cost of ESOP shares committed to be released		39,503						39,503
Unallocated ESOP shares committed to employees					171,750			171,750
Purchase of treasury stock				(1,835,613)				(1,835,613)
Restricted stock shares		298,069						298,069
Stock options		217,271						217,271
Purchase of shares by deferred compensation plans trust						(32,042)		(32,042)

BALANCE—September 30, 2006	$87,627	$37,125,700	$30,205,694	$(1,835,613)	$(2,805,240)	$(405,649)	$(284,994)	$62,087,525

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$1,931,168	$2,572,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,093,544	863,711
Provision for loan losses	198,075	225,000
Deferred income taxes	331,363	(779,030)
Stock based compensation expense	692,969	726,593
Loss on disposal of office properties and equipment	408	229
Cash surrender value of life insurance	(269,943)	(195,645)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(232,031)	(58,955)
Prepaid expenses and other assets	(235,124)	512,436
Accrued interest payable	(149,690)	(304,139)
Other liabilities	560,346	656,749

Net cash provided by operating activities	3,921,085	4,219,297

INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities available for sale	5,935,523	6,197,956
Mortgage-backed securities held to maturity	463,823	552,652
Loans originated, net of repayments	(47,258,647)	(22,133,327)
Purchases of:
Loans receivable	(6,340,299)	—
Mortgage-backed securities held to maturity	—	(523,429)
Investment securities held to maturity	(2,955,673)	(788,431)
Investment securities available for sale	(3,000,000)	—
Federal Home Loan Bank stock	(1,911,200)	(1,250,800)
Office properties and equipment	(200,118)	(504,560)
Life insurance contracts	(2,457,000)	—
Proceeds from sales of:
Federal Home Loan Bank stock	594,000	842,700
Proceeds from maturities of:
Investment securities held to maturity	3,018,000	5,081,031
Investment securities available for sale	3,140,379	10,775,355

Net cash used in investing activities	(50,971,212)	(1,750,853)

FINANCING ACTIVITIES:
Increase in deposits	$11,115,634	9,984,226
Increase (decrease) in securities sold under agreements to repurchase	1,310,000	(10,270,000)
Advances from the Federal Home Loan Bank, net	28,000,000	17,000,000
Purchase of treasury stock	(2,270,735)	(1,835,613)
Purchase of shares by deferred compensation plans trust	(36,870)	(32,042)
Increase in advances from borrowers for taxes and insurance	361,678	222,944

Net cash provided by financing activities	38,479,707	15,069,515

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,570,420)	17,537,959
CASH AND CASH EQUIVALENTS—Beginning of period	33,356,934	13,400,085

CASH AND CASH EQUIVALENTS—End of period	$24,786,514	$30,938,044

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION—Cash paid during the period for:
Interest	$12,976,289	$10,971,970

Income taxes	$855,000	$1,120,140

See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation—The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007 or any other period.

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

New Accounting Pronouncements—In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments”. This statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets”. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of Statement No. 155 did not have a material effect on the Company’s financial position or results of operations.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”. This Statement addresses the recognition and measurement of separately recognized servicing rights. The Statement clarifies when a servicing right should be separately recognized, requires servicing rights to be initially measured at fair value, and allows an entity to choose to subsequently measure its servicing rights at fair value. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of Statement No. 156 did not have a material effect on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have an effect on the Company’s financial position or results of operations. When applicable, accrued interest and any related accrued penalties on uncertain income tax positions are recognized in the provision for income taxes. As of January 1, 2007, the Company had no unrecognized tax benefits. As of January 1, 2007, the tax years ended December 31, 2003, 2004, 2005 and 2006 remain subject to examination by all major tax jurisdictions. As of September 30, 2007, no audits were in process by a major tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to the Company’s unrecognized tax benefits.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 (i) defines fair value; (ii) establishes a framework for measuring fair value in GAAP; and (iii) expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company currently is considering the impact, if any, that may result from the adoption of SFAS No. 157.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit and postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of a defined benefit postretirement plan is effective as of the end of the fiscal year ending after December 15, 2006. The impact of this pronouncement and guidance did not have an effect on the Company’s financial position or results of operations. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. The Company is continuing to evaluate the impact of this pronouncement and does not expect that the guidance will have an effect on the Company’s financial position or results of operations.

The EITF reached a consensus on EITF Issue No. 06-4, “The Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 addresses whether the postretirement benefit associated with an endorsement split-dollar life insurance arrangement is effectively settled in accordance with FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and APB Opinion No. 12 “Omnibus Opinion—1967” upon entering into such an arrangement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is considering the impact, if any, that may result from the adoption of EITF 06-4.

The EITF reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 addresses (i) whether a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4; (ii) whether a policyholder should consider the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4; and (iii) whether the cash surrender value component of the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4 “Accounting for Purchases of Life Insurance” should be discounted in accordance with APB Opinion No. 21 “Interest on Receivables and Payables”, when contractual limitations on the ability to surrender a policy exist. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5, did not have a material effect on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. Items eligible for fair value measurement option established by this statement are (i) recognized financial assets and financial liabilities (with some exceptions); (ii) firm commitments that would otherwise not be recognized at inception and that involve only financial instruments; (iii) nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and (iv) host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is considering the impact, if any, that may result from the adoption of SFAS No. 159.

2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	September 30, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available for Sale
Debt securities:
U.S. Government and Federal Agencies	$1,218,604	$—	$18,413	$1,200,191
Municipal securities	2,956,254	38,980	—	2,995,234
Corporate	11,193,703	130,230	648,132	10,675,801
Mutual Funds	8,012,172	169,980	286,135	7,896,017

Totals	$23,380,733	$339,190	$952,680	$22,767,243

	December 31, 2006
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available for Sale
Debt securities:
U.S. Government and Federal Agencies	$1,358,777	$—	$39,981	$1,318,796
Municipal securities	2,954,971	53,948	—	3,008,919
Corporate	11,357,234	231,557	128,283	11,460,508
Mutual Funds	8,012,172	192,094	232,874	7,971,392

Totals	$23,683,154	$477,599	$401,138	$23,759,615

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2007 and December 31, 2006:

	September 30, 2007
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities:
U.S. Government and Federal Agencies	$—	$—	$1,200,190	$18,413	$1,200,190	$18,413
Corporate	4,834,842	314,791	2,177,019	333,341	7,011,861	648,132
Mutual Funds	—	—	7,723,441	286,135	7,723,441	286,135

Totals	$4,834,842	$314,791	$11,100,650	$637,889	$15,935,492	$952,680

	December 31, 2006
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities:
U.S. Government and Federal Agencies	$—	$—	$1,318,796	$39,981	$1,318,796	$39,981
Corporate	2,110,976	27,517	2,409,891	100,766	4,520,867	128,283
Mutual Funds	—	—	7,776,702	232,874	7,776,702	232,874

Totals	$2,110,976	$27,517	$11,505,389	$373,621	$13,616,365	$401,138

Management believes that the estimated fair value of the securities is dependent upon the movement in market interest rate and the underlying credit rating of the issuer of the securities and that the unrealized losses are temporary. The determination of whether a decline in market value is other than temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists.

At September 30, 2007, three debt securities had aggregate depreciation of 9.43% from the Company’s amortized cost basis for 12 months or longer. The unrealized loss on debt securities relates principally to the changes in market interest rates. U.S. Government and federal agencies securities represent U.S. treasury and federal agency issues and are currently rated AAA by at least one bond credit rating agency. The corporate securities have no identified credit issues and have a current average credit rating of A. As management has the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no decline is deemed to be other-than-temporary.

At September 30, 2007, two mutual fund holdings had aggregate depreciation of 3.57% from the Company’s amortized cost basis for 12 months or longer. Although the mutual fund holdings have unrealized losses, no credit issues have been identified that cause management to believe that declines in market value are other-than-temporary as the securities in the portfolios of the mutual fund holdings are

AAA rated government or agencies bonds. Although the fair value of the mutual fund holdings will fluctuate as the market interest rates move, management believes that the fair value will recover as the securities held in the mutual fund portfolios mature and are reinvested at market rate yielding investments. Management has the ability and intent to hold these mutual funds until such time that the values recover.

The amortized cost and estimated fair value of debt securities held to maturity and available for sale at September 30, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2007
	Held to Maturity		Available for Sale Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within 1 year	$—	$—	$—	$—
Due after 1 year through 5 years	—	—	1,218,604	1,200,190
Due after 5 years through 10 years	—	—	1,000,000	720,000
Due after 10 years	—	—	13,149,957	12,951,035

Totals	$—	$—	$15,368,561	$14,871,225

Mutual funds had an amortized cost of $8,012,172 and a fair value of $7,896,017 as of September 30, 2007.

3. MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:

Held to Maturity	September 30, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
GNMA pass-through certificates	$104,443	$3,066	$—	$107,509
FHLMC pass-through certificates	517,886	2,527	—	520,413
FNMA pass-through certificates	4,177,470	689	143,774	4,034,385

Totals	$4,799,799	$6,282	$143,774	$4,662,307

Available for Sale
GNMA pass-through certificates	$2,762,144	$44,732	$5,685	$2,801,191
FHLMC pass-through certificates	8,055,098	8,678	186,476	7,877,300
FNMA pass-through certificates	22,801,757	51,630	316,393	22,536,994

Totals	$33,618,999	$105,040	$508,554	$33,215,485

Held to Maturity	December 31, 2006
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
GNMA pass-through certificates	$130,408	$3,225	$—	$133,663
FHLMC pass-through certificates	523,747	5,799	—	529,546
FNMA pass-through certificates	4,611,908	1,090	124,186	4,488,812

Totals	$5,266,063	$10,144	$124,186	$5,152,021

Available for Sale
GNMA pass-through certificates	$3,643,514	$28,973	$22,071	$3,650,416
FHLMC pass-through certificates	9,577,848	9,060	192,407	9,394,501
FNMA pass-through certificates	26,381,481	32,278	359,437	26,054,322
SBA pass-through certificates	6,139	—	53	6,086

Totals	$39,608,982	$70,311	$573,968	$39,105,325

The following table provides the gross unrealized losses and estimated fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2007 and December 31, 2006:

	September 30, 2007
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
FNMA pass-through certificates-held-to-maturity	$—	$—	$3,920,924	$143,774	$3,920,924	$143,774
FHLMC pass-through certificates - AFS	829,982	6,858	6,399,879	179,618	7,229,861	186,476
GNMA pass-through certificates - AFS	—	—	689,685	5,685	689,685	5,685
FNMA pass-through certificate - AFS	9,480,343	121,519	8,766,639	194,874	18,246,982	316,393

Totals	$10,310,325	$128,377	$19,777,127	$523,951	$30,087,452	$652,328

	December 31, 2006
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
FNMA pass-through certificates-held-to-maturity	$—	$—	$4,358,260	$124,186	$4,358,260	$124,186
SBA pass-through certificates - AFS	—	—	6,086	53	6,086	53
FHLMC pass-through certificates - AFS	—	—	8,600,208	192,407	8,600,208	192,407
GNMA pass-through certificates - AFS	—	—	1,090,169	22,071	1,090,169	22,071
FNMA pass-through certificates - AFS	11,102,703	66,259	12,792,146	293,178	23,894,849	359,437

Totals	$11,102,703	$66,259	$26,846,869	$631,895	$37,949,572	$698,154

Management believes that the estimated fair value of the securities is dependent upon the movement in market interest rates and that the unrealized losses are temporary. At September 30, 2007, 22 mortgage-backed securities had aggregate depreciation of 2.58% from the Company’s amortized cost basis for 12 months or longer. The unrealized losses relate principally to the changes in market interest rates. These securities represent asset backed federal agency issues and are currently rated AAA by at least one bond credit rating agency. As management has the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no declines are deemed to be other-than-temporary.

4. LOANS RECEIVABLE — NET

Loans receivable consist of the following:

	September 30, 2007	December 31, 2006
Real estate - mortgage:
One-to-four family residential	$372,567,411	$316,567,389
Commercial and multi-family	31,015,718	32,661,642

Total real estate-mortgage	403,583,129	349,229,031

Real estate - construction:
Residential	3,978,906	6,983,084
Commercial	6,808,396	6,803,828

Total real estate - construction	10,787,302	13,786,912

Commercial	15,301,412	16,824,623

Consumer:
Home equity	56,169,600	53,178,740
Other consumer loans	910,528	938,184

Total consumer	57,080,128	54,116,924

Total loans	486,751,971	433,957,490

Net deferred loan cost	1,952,142	1,434,850

Allowance for loan losses	(2,243,382)	(2,049,913)

Net total loans	$486,460,731	$433,342,427

Changes in the allowance for loan losses are as follows:

	Nine Months Ended September 30,
	2007	2006
Balance, beginning of period	$2,049,913	$1,752,667
Provision for loan loss	198,075	225,000
Charge-offs	(8,245)	(8,640)
Recoveries	3,639	4,852

Balance, end of period	$2,243,382	$1,973,878

5. DEPOSITS

Deposits consist of the following major classifications:

	September 30, 2007		December 31, 2006
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Non-interest-bearing demand deposits	$29,101,433		$35,223,842
Interest-bearing demand deposits	188,912,011	2.46%	$170,113,900	2.40%
Passbook savings and club accounts	54,963,214	1.11%	61,616,971	1.13%

Subtotal	272,976,658		266,954,713

Certificates with original maturities:
Within one year	78,031,742	4.78%	74,507,694	4.58%
One to three years	42,635,202	4.73%	35,873,119	4.15%
Three years and beyond	34,496,284	4.73%	39,688,725	4.87%

Total certificates	155,163,228		150,069,538

Total	$428,139,886		$417,024,251

The aggregate amount of certificate accounts in denominations of $100,000 or more at September 30, 2007 and December 31, 2006 amounted to $49,384,661 and $49,573,074, respectively.

Municipal demand deposit accounts in denominations of $100,000 or more at September 30, 2007 and December 31, 2006 amounted to $81,354,177 and $67,786,672, respectively.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator	$811,186	$1,169,479	$1,931,168	$2,572,348
Denominators:
Basic average shares outstanding	8,088,991	8,255,269	8,127,967	8,280,798
Effect of diluted securities	117,676	138,187	129,420	163,824

Dilutive average shares outstanding	8,206,667	8,393,456	8,257,387	8,444,622

Earnings per share:
Basic	$0.10	$0.14	$0.24	$0.31
Diluted	$0.10	$0.14	$0.23	$0.30

At September 30, 2007 there were 390,000 outstanding options that were anti-dilutive.

7. STOCK BASED COMPENSATION

The Company’s 2005 Equity Based Incentive Plan (the “Equity Plan”) provides for the grant of shares of common stock of the Company to certain officers, directors and employees of the Company. In order to fund the grant of shares under the Equity Plan, the Equity Plan Trust (the “Trust”) purchased 171,300 shares of the Company’s common stock in the open market for approximately $2.0 million, an average price of $11.70 per share. The Company made sufficient contributions to the Trust to fund these purchases. No additional purchases are expected to be made by the Trust under this plan. Pursuant to the terms of the plan, all 171,300 shares acquired by the Trust were granted to certain officers and directors of the Company in August 2005. The Equity Plan shares will generally vest at the rate of 20% per year over five years. As of September 30, 2007, 68,250 shares were fully vested and no shares were forfeited.

Compensation expense related to the shares granted is recognized ratably over the five-year vesting period in an amount which totals the market price of the Company’s stock at the date of grant. During the three and nine months ended September 30, 2007, approximately $99,000 and $199,000 was recognized in compensation expense for the plan, respectively.

The Equity Plan also authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years. A total of 429,374 shares of common stock have been reserved for future issuance pursuant to the Equity Plan, of which 396,000 were awarded on August 10, 2005 and 24,000 were awarded on November 21, 2006. As of September 30, 2007, 390,000 options were outstanding. During the three and nine months ended September 30, 2007, approximately $51,000 and $170,000, respectively, was recognized in compensation expense for the plan.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R) using a modified prospective application. Accordingly, prior period amounts have not been restated. The adoption required a reclassification to additional paid in capital of $(1,821,000) from common stock acquired by employee benefits plans trust. As of September 30, 2007, expenses totaling $312,000 remain to be recognized over the next 3.9 years.

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

A summary of the status of the Company’s stock options under the Equity Plan as of September 30, 2007 and changes during the nine months ended September 30, 2007 are presented below:

	Nine Months Ended September 30, 2007
	Number of Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	397,500	$11.68
Granted	—	—
Exercised	—	—
Forfeited	(7,500)	$11.60
Outstanding at the end of the period	390,000	$11.69
Exercisable at the end of the period	146,400	$11.60

The following table summarizes all stock options outstanding under the Equity Plan as of September 30, 2007:

Exercise Price	Options) Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$ 11.60	366,000	$11.60	7.8 (in years)
$ 13.00	24,000	$13.00	9.1 (in years)

8. STOCK REPURCHASE PLAN

On April 18, 2007, the Company’s Board of Directors approved the repurchase of 200,000 shares of the Company’s common stock in the open market. As of September 30, 2007, 128,050 shares had been purchased at an average cost of $11.96 per share.

On March 29, 2006, the Company’s Board of Directors approved the repurchase of 200,087 shares of the Company’s common stock in the open market. As of March 31, 2007, 200,087 shares had been purchased at an average cost of $13.07.

9. INCOME TAXES

Income taxes increased $252,000 to $1.16 million for an effective tax rate of 37.5% for the nine months ended September 30, 2007 compared to $907,000 for an effective tax rate of 26.1% for the same period in 2006. The effective tax rate increase is primarily due to the Company’s change in policy regarding the tax treatment on bank owned life insurance during the third quarter of 2006 which resulted in a $500,000 decrease in income taxes for the nine months ended September 30, 2006. In the quarter ended September 30, 2007, the Company recorded a tax refund of $242,000. Partially offsetting the impact of the refund was a $168,000 tax valuation allowance relating to the deferred tax asset established in connection with the Company’s contribution to the charitable foundation established in connection with its public offering in December of 2004. The Company determined that, based on its assessment of future taxable income and expectations of charitable contributions, it is probable that the tax benefit of the contribution may not be fully realized.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 under “Item 1A. Business – Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Ocean Shore Holding assumes no obligation to update any forward-looking statements.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

Total assets of the Company increased by $41.1 million to $603.4 million at September 30, 2007, from $562.3 million at December 31, 2006. Loans receivable, net, increased $53.1 million, investment and mortgage-backed securities decreased $7.3 million and cash and cash equivalents decreased by $8.6 million.

Investments

Investments decreased $1.0 million to $22.8 million at September 30, 2007 from $23.8 million at December 31, 2006. The decrease was the result of called corporate bonds and decreases in valuation allowances. Mortgage-backed securities decreased by $6.4 million to $38.0 million from $44.4 million at December 31, 2006 primarily due to normal monthly payments received. The Company had no mortgage backed securities with underlying collateral that would be considered subprime, which is defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history. All mortgage-backed securities owned by the Company as of September 30, 2007 possessed the highest possible investment credit rating.

Loans

Loans receivable, net, increased $53.2 million to $486.5 million at September 30, 2007 from $433.3 million at December 31, 2006. Loan originations totaled $115.8 million for the nine months ended September 30, 2007 resulting in a 36.9% increase over the $84.6 million originated in the nine months ended September 30, 2006. Real estate mortgage loan originations totaled $79.2 million, real estate construction originations totaled $10.4 million, consumer loan originations totaled $20.6 million and commercial loan originations totaled $5.5 million for the nine months ended September 30, 2007. Origination activity was offset by $63.0 million of normal loan payments and payoffs.

The following table summarizes changes in the loan portfolio in the nine months ended September 30, 2007.

	September 30, 2007	December 31, 2006	$ change	% change
	(Dollars in thousands)
Real estate – mortgage:
One-to-four-family residential	$372,567	$316,567	$56,000	17.7%
Commercial and multi-family	31,016	32,662	(1,646)	(5.0)

Total real estate – mortgage	403,583	349,229	54,354	15.6
Real estate – construction:
Residential	3,979	6,983	(3,004)	(43.0)
Commercial	6,808	6,804	4	0.1

Total real estate – construction	10,787	13,787	(3,000)	(21.8)
Commercial	15,301	16,825	(1,523)	(9.1)
Consumer
Home equity	56,170	53,179	2,991	5.6
Other consumer loans	911	938	(27)	(2.9)

Total consumer loans	57,081	54,117	2,964	5.5
Total loans	486,752	433,957	52,794	12.2

Net deferred loan cost	1,952	1,435	517	36.1
Allowance for loan losses	(2,243)	(2,050)	(193)	(9.4)

Net total loans	$486,461	$433,342	$53,119	12.3

Non-Performing Assets

Non-performing assets totaled $247,000 at September 30, 2007. Net charge-offs were $5,000 in the nine months ended September 30, 2007, compared to $4,000 in the same period last year. The allowance for loan losses was 0.46% of total loans at both September 30, 2007 and September 30, 2006.

The secondary mortgage market was adversely impacted during the third quarter of 2007 by deteriorated investor demand for mortgage loan products, particularly with regard to subprime products, as investors tightened credit standards and offered less favorable pricing. For the three and nine month periods ended September 30, 2007, the Company has not experienced a decline in credit quality based on trends in net charge-offs, delinquencies, and nonperforming assets. At both September 30, 2007 and December 31, 2006, the Company had no real estate loans that would be considered subprime loans, which is defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history. The Company does not originate subprime loans. The Company’s lending standards are discussed in Item 1 of its Form 10-K for the year ended December 31, 2006.

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Allowance for loan losses:
Allowance at beginning of period	$2,050	$1,753
Provision for loan losses	198	225
Recoveries	3	5
Charge-offs	(8)	(9)

Net (recoveries) charge-offs	(5)	(4)

Allowance at end of period	$2,243	$1,974

Allowance for loan losses as a percent of total Loans	0.46%	0.46%
Allowance for loan losses as a percent of Non-performing loans	N/M	N/M

N/M – Not measurable

	September 30, 2007	December 31, 2006
	(In thousands)
Nonaccrual loans:
Real estate mortgage loans	$246	$415
Commercial	—	—
Consumer loans	1	116

Total of non-accrual and 90 days or more past due loans	$247	$531

Total non-performing loans to total loans	0.05%	0.12%
Total non-performing loans to total assets	0.04%	0.09%
Total non-performing assets and troubled debt restructurings to total assets	0.04%	0.09%

Deposits

Deposits increased by $11.1 million, or 2.7%, to $428.1 million at September 30, 2007 from $417.0 million at December 31, 2006. An increase in interest bearing checking accounts of $12.7 million and time deposits of $5.1 million was offset by a decrease in savings accounts of $6.7 million. The company continued its focus on attracting core deposits. Customers are trending toward higher interest rate products.

The following table summarizes changes in deposits in the nine months ended September 30, 2007.

	September 30, 2007	December 31, 2006	$ change	% change
	(Dollars in thousands)
Noninterest-bearing demand deposits	$29,101	$35,224	($6,123)	(17.4)%
Interest-bearing demand deposits	188,913	170,114	18,799	11.1
Savings accounts	54,963	61,617	(6,654)	(10.8)
Certificates of deposit	155,163	150,069	5,094	3.4

Total	$428,140	$417,024	$11,116	2.7%

Borrowings

Federal Home Loan Bank advances increased $28.0 million, or 51.9%, to $82.0 million at September 30, 2007 from $54.0 million at December 31, 2006. Other borrowings increased $1.3 million to $23.9 million at September 30, 2007 from $22.6 million at December 31, 2006. The increase in Federal Home Loan Bank borrowings was used to fund new loan originations.

Stockholders’ Equity

Stockholders’ equity decreased by $53,000 to $62.5 million at September 30, 2007, from $62.6 million at December 31, 2006. The decrease was the result of current period earnings of $1.9 million, offset by purchases of treasury stock and changes to accumulated other comprehensive income.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Net income was $811,000 for the three months ended September 30, 2007 as compared to $1.2 million for the three months ended September 30, 2006. The $358,000, or 30.6%, decrease in 2007 from 2006 was due to a decrease in net interest income of $97,000 and an increase in income tax expense of $423,000 offset by a decrease in other expenses of $46,000, an increase in other income of $89,000 and a decrease in provision for loan losses of $27,000.

Net income was $1,931,000 for the nine months ended September 30, 2007 as compared to $2.6 million for the nine months ended September 30, 2006. The $641,000, or 24.9%, decrease in 2007 from 2006 was due to a decrease in net interest income of $374,000, an increase in income tax expense of $252,000 and an increase in other expenses of $211,000, offset by an increase in other income of $170,000.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Net income	$811	$1,169	$1,931	$2,572
Basic earnings per share	$0.10	$0.14	$0.24	$0.31
Diluted earnings per share	$0.10	$0.14	$0.23	$0.30
Return on average assets (annualized)	0.55%	0.84%	0.45%	0.62%
Return on average equity (annualized)	5.14%	7.55%	4.08%	5.56%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three-month periods ended September 30, 2007 and 2006.

	Three Months Ended September 30,		$ Change	% Change
	2007	2006
	(Dollars in thousands)
INTEREST INCOME:
Loans	$7,170	$6,466	$704	10.9%
Investment securities	952	987	(35)	(3.5)
Other interest-earning assets	126	182	(56)	(30.7)

Total interest income	8,248	7,635	613	8.0
INTEREST EXPENSE:
Deposits	3,144	2,842	302	10.6
Borrowings	1,324	916	408	44.6

Total interest expense	4,468	3,758	710	18.9

Net interest income	$3,780	$3,877	$(97)	(2.5)

Interest income increased by $613,000 in the third quarter of 2007 compared to the third quarter of 2006, including a $727,000 increase in mortgage loan income and a $44,000 increase in consumer loan income offset by a $67,000 decrease in commercial loan income, a $35,000 decrease in investment securities income and a $56,000 decrease in income on other interest-earning assets. The increase in loan income resulted from an increase in the average balance of loans of $44.8 million and an increase in the average yield of 3 basis points. The decrease in investment income resulted from a decrease in the average balance of $14.4 million that was partially offset by an increase in the average yield of 95 basis points. The decrease in income from other interest-earning assets resulted from an decrease in the average balance of federal funds of $3.8 million and an decrease in the average yield of 28 basis points.

Interest expense increased by $710,000, including an increase in time deposit expense of $255,000, an increase in all other deposits of $108,000 and an increase in interest expense on borrowings of $408,000 offset by a decrease in municipal deposit expense of $50,000. Time deposit and other deposit expense increased as a result of deposit growth and an increase in the average rate paid while municipal deposit expense decreased as a result of lower interest paid offset by higher balances. Overall, the cost of deposits increased 31 basis points to 3.24% from 2.93% in third quarter of 2007 versus 2006, while the average balance of deposits was unchanged. Borrowing expense increased as a result of an increase in the average balance of borrowings of $35.6 million, offset by a lower average rate paid of 30 basis points.

The interest rate spread and net interest margin were 2.38% and 2.76%, respectively, for the three months ended September 30, 2007 compared to 2.55% and 2.97% for the same period in 2006. The increase in average earning assets of $26.6 million and the increase in average yield of 16 basis points was offset by a rise of average interest bearing liabilities of $35.5 million and an increase in the average cost paid on these liabilities of 34 basis points. New loans and investments at rates higher than the existing portfolio were offset by a rise in borrowed funds and interest rates paid on deposits in the third quarter of 2007 compared to 2006, increasing the cost of deposits and borrowings.

The following table summarizes changes in interest income and interest expense for the nine month periods ended September 30, 2007 and 2006.

	Nine Months Ended September 30,		$ Change	% Change
	2007	2006
	(Dollars in thousands)
INTEREST INCOME:
Loans	$20,439	$18,747	$1,692	9.0%
Investment securities	2,916	3,047	(131)	(4.3)
Other interest-earning assets	559	339	220	64.7

Total interest income	23,914	22,133	1,781	8.0
INTEREST EXPENSE:
Deposits	9,390	7,974	1,416	17.8
Borrowings	3,436	2,697	739	27.4

Total interest expense	12,826	10,671	2,155	20.2

Net interest income	$11,088	$11,462	$(374)	(3.3)

Interest income increased by $1.8 million in the nine months ended September 30, 2007 compared to the same period in 2006, including a $1.7 million increase in mortgage loan income, a $185,000 increase in consumer loan income, and a $220,000 increase in income on other interest-earning assets, partially offset by a $167,000 decrease in commercial loan income and a $131,000 decrease in investment securities income. The increase in loan income resulted from an increase in the average balance of loans of $32.3 million and an increase in the average yield of 7 basis points. The decrease in investment income resulted from a decrease in the average balance of $16.6 million offset by an increase in the average yield of 96 basis points. The increase in income in other interest earning assets resulted from an increase in the average balance of federal funds of $5.1 million and an increase in the average yield of 29 basis points.

Interest expense increased by $2.2 million, including an increase in municipal deposit expense of $258,000, an increase in time deposit expense of $925,000, and increase in all other deposits of $233,000 and an increase in interest expense on borrowings of $739,000. Both municipal and time deposit expenses increased as a result of higher balances and higher interest rates. Overall, the cost of deposits increased 47 basis points to 3.22% from 2.75% in 2007 versus 2006, while the average balance of interest-bearing deposits rose $1.7 million. Borrowing expense increased as a result of an increase in the average balance of borrowings of $22.4 million, offset by a lower average rate paid of 25 basis points.

The interest rate spread and net interest margin of the Company were 2.37% and 2.76%, respectively, for the nine months ended September 30, 2007 compared to 2.59% and 2.97% for the same period in 2006. The increase in average earning assets of $20.8 million and the increase in average yield of 22 basis points was offset by a rise of average interest bearing liabilities of $24.1 million and an increase in the average cost paid on these liabilities of 44 basis points. New loans and investments at rates higher than the existing portfolio were offset by a rise in short-term interest rates paid in the nine months of 2007 compared to 2006, increasing the cost of deposits and borrowings.

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

Average Balance Tables	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$475,493	$7,170	6.03%	$430,728	$6,466	6.00%
Investment securities	62,717	952	6.07%	77,097	987	5.12%
Other interest-earning assets	10,242	126	4.94%	14,000	182	5.22%

Total interest-earning assets	548,452	8,248	6.02%	521,825	7,635	5.85%

Noninterest-earning assets	44,564			38,213

Total assets	$593,016			$560,038

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$177,462	$1,135	2.56%	$174,131	$1,052	2.42%
Savings accounts	55,266	155	1.12%	66,839	191	1.14%
Certificates of deposit	155,644	1,854	4.76%	147,566	1,599	4.33%

Total interest-bearing deposits	388,372	3,144	3.24%	388,536	2,842	2.93%

FHLB advances	79,272	876	4.42%	44,014	473	4.30%
Securities sold under agreements to repurchase	8,212	113	5.51%	7,838	108	5.51%
Subordinated debt	15,464	335	8.67%	15,464	335	8.67%

Total borrowings	102,948	1,324	5.15%	67,316	916	5.44%

Total interest-bearing liabilities	491,320	4,468	3.64%	455,853	3,758	3.30%

Noninterest-bearing demand deposits	32,200			37,177
Other noninterest-bearing liabilities	6,312			5,036

Total liabilities	529,832			498,066

Stockholders’ equity	63,183			61,972

Total liabilities and stockholders’ equity	$593,016			$560,038

Net interest income		$3,780			$3,877

Interest rate spread			2.38%			2.55%
Net interest margin			2.76%			2.97%
Average interest-earning assets to average interest-bearing liabilities	111.63%			114.47%

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
Average Balance Tables	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$454,893	$20,439	5.99%	$422,574	$18,747	5.92%
Investment securities	66,322	2,916	5.86%	82,915	3,047	4.90%
Other interest-earning assets	14,239	559	5.24%	9,155	339	4.95%

Total interest-earning assets	535,454	23,914	5.95%	514,644	22,133	5.73%

Noninterest-earning assets	42,949			41,335

Total assets	$578,403			$555,979

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$176,831	$3,550	2.68%	$172,661	$2,950	2.28%
Savings accounts	58,612	490	1.12%	71,556	610	1.14%
Certificates of deposit	152,974	5,350	4.66%	142,507	4,414	4.13%

Total interest-bearing deposits	388,417	9,390	3.22%	386,724	7,974	2.75%

FHLB advances	65,983	2,128	4.30%	39,332	1,234	4.19%
Securities sold under agreements to repurchase	7,404	302	5.44%	11,665	457	5.22%
Subordinated debt	15,464	1,006	8.67%	15,464	1,006	8.67%

Total borrowings	88,851	3,436	5.16%	66,461	2,697	5.41%

Total interest-bearing liabilities	477,268	12,826	3.58%	453,185	10,671	3.14%

Noninterest-bearing demand deposits	32,231			36,373
Other noninterest-bearing liabilities	5,722			4,709

Total liabilities	515,221			494,267

Stockholders’ equity	63,182			61,712

Total liabilities and stockholders’ equity	$578,403			$555,979

Net interest income		$11,088			$11,462

Interest rate spread			2.37%			2.59%
Net interest margin			2.76%			2.97%
Average interest-earning assets to average interest-bearing liabilities	112.19%			113.56%

Provision for Loan Losses

We review the level of the allowance for loan losses on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. The provision for loan losses was $48,000 and $198,000 for the three and nine months ended September 30, 2007, respectively, compared to $75,000 and $225,000 for the three and nine months ended September 30, 2006, respectively. The provision for loan loses was primarily to maintain an allowance level deemed appropriate by management in light of factors such as the level of non-performing loans, charge-offs and current market and economic conditions.

Other Income

The following table summarizes other income for the three months ended September 30, 2007 and 2006 and the changes between the periods.

	Three Months Ended September 30,		% Change
	2007	2006
	(Dollars in thousands)
OTHER INCOME:
Service charges	$426	$388	9.8%
Cash surrender value of life insurance	99	66	51.7
Other	155	138	12.0

Total other income	$680	$592	15.0

Other income increased $88,000, or 15.0%, to $680,000 for the three-month period ended September 30, 2007 from the same period in 2006. The increase in service charges and other income reflects increases from fees charged to deposit accounts and increases from debit card commissions, both of which were due to higher customer usage of those services. The increase in income on the cash surrender value of bank-owned life insurance was primarily due to the purchase of additional policies.

The following table summarizes other income for the nine months ended September 30, 2007 and 2006 and the changes between the periods.

	Nine Months Ended September 30,		% Change
	2007	2006
	(Dollars in thousands)
OTHER INCOME:
Service charges	$1,200	$1,166	2.9%
Cash surrender value of life insurance	270	196	38.0
Other	445	384	16.1

Total other income	$1,915	$1,746	9.7

Other income increased $169,000, or 9.7%, to $1.9 million for the nine-month period ended September 30, 2007 from the same period in 2006. The increase in service charges and other income reflects increases from fees charged to deposit accounts and increases from debit card commissions, both of which were due to higher customer usage of those services. The increase in income on the cash surrender value of bank-owned life insurance was primarily due to the purchase of additional policies.

Other Expense

The following table summarizes other expense for the three months ended September 30, 2007 and 2006 and the changes between the periods.

	Three Months Ended September 30,		% Change
	2007	2006
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$1,834	$1,921	(4.5)%
Occupancy and equipment	716	692	3.6
Federal insurance premiums	12	13	(6.8)
Advertising	93	93	0.0
Professional services	153	167	(8.2)
Other operating expense	365	333	9.3

Total other expense	$3,173	$3,219	(1.4)

Other expenses decreased $46,000 to $3.17 million for the three-month period ended September 30, 2007 from the same period in 2006. Salaries and employee benefits decreased $87,000 due to lower employee benefits and higher credits of deferred personnel costs due to higher loan volume in the third quarter of 2007 from the same period in 2006. Occupancy and equipment increased $25,000 and other expenses increased $16,000 due to normal increases.

The following table summarizes other expense for the nine months ended September 30, 2007 and 2006 and the changes between the periods.

	Nine Months Ended September 30,		% Change
	2007	2006
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$5,671	$5,670	0.0%
Occupancy and equipment	2,147	2,013	6.6
Federal insurance premiums	38	41	(7.3)
Advertising	327	296	10.6
Professional services	474	465	1.9
Other operating expense	1,057	1,018	3.8

Total other expense	$9,714	$9,503	2.2

Other expenses increased $211,000 to $9.7 million for the nine-month period ended September 30, 2007 from the same period in 2006. Increased personnel and occupancy costs associated with the opening of a new branch office in November of 2006 accounted for $322,000 in increased other expenses. In addition, excluding the costs associated with the new branch, salaries and employee benefits decreased $181,000 primarily due to higher credits of deferred personnel costs due to higher loan volume in the third quarter of 2007 from the same period in 2006. Occupancy and equipment, advertising, professional services and other operating expenses accounted for the remaining $70,000 increase due to normal activity.

Income Taxes

Income taxes increased $423,000 to $428,000 for an effective tax rate of 34.5% for the three months ended September 30, 2007 compared to $5,000 for an effective tax rate of 0.4% for the same period in 2006. The increase is primarily due to the Company’s change in policy regarding the tax treatment on bank owned life insurance during the third quarter of 2006 which resulted in a $500,000 decrease in income taxes for the nine months ended September 30, 2006. In the quarter ended September 30, 2007 the Company recorded a tax refund of $242,000. Partially offsetting the impact of the refund was a $168,000 tax valuation allowance relating to the deferred tax asset established in connection with the Company’s contribution to the charitable foundation established in connection with its public offering in December of 2004. The Company determined that, based on its assessment of future taxable income and expectations of charitable contributions, it is probable that the tax benefit of the contribution may not be fully realized.

Income taxes increased $252,000 to $1.2 million for an effective tax rate of 37.5% for the nine months ended September 30, 2007 compared to $907,000 for an effective tax rate of 26.1% for the same period in 2006. The increase is primarily due to the Company’s change in policy in 2006, as discussed above.

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

We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2007, cash and cash equivalents totaled $24.8 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $13.9 million at September 30, 2007. In addition, at September 30, 2007, we had the ability to borrow a total of approximately $142.8 million from the Federal Home Loan Bank of New York, which included available overnight lines of credit of $47.4 million. On that date, we had no overnight advances outstanding.

At September 30, 2007, we had $51.5 million in loan commitments outstanding, which included $19.4 million in undisbursed loans, $21.6 million in unused home equity lines of credit and $10.6 million in commercial lines of credit. Certificates of deposit due within one year of September 30, 2007 totaled $102.9 million, or 66.3% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At September 30, 2007, the Bank exceeded all of its regulatory capital requirements with tangible capital of $60.1 million, or 10.26% of total adjusted assets, which is above the required level of $8.8 million or 1.5%; core capital of $60.1 million, or 10.26% of total adjusted assets which is above the required level of $23.4 million or 4.0%; and risk-based capital of $62.4 million, or 18.39% of risk-weighted assets, which is above the required level of $27.1 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s prompt corrective action regulations.

On April 18, 2007, the Company announced that its board of directors approved the repurchase of up to 200,000 shares of the Company’s outstanding common stock, which is approximately 5% of outstanding shares not held by OC Financial MHC. The program began on April 30, 2007. Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time depending on market conditions and other factors. Repurchased shares will be held in treasury. As of the close of business on October 31, 2007, the Company had repurchased 128,050 shares under this plan at an average cost of $11.96.

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

The following table reflects changes in estimated net interest income only for Ocean Shore Holding.

	At September 30, 2007 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	(4.50)%	(13.88)%
100 basis point decrease in rates	1.87	3.94

The 200 and 100 basis point change in rates in the above table is assumed to occur evenly over the following twelve months. Based on the scenario above, net interest income would be adversely affected (within our internal guidelines) in the twelve-month and twenty-four month period if rates rose by 200 basis points. In addition, if rates declined by 100 basis points, net interest income would be positively affected in the twelve-month and twenty-four month period. The reason for the increase in the twelve-month and twenty-four month period is that short-term interest-bearing liabilities will reprice faster at lower rates than interest-bearing assets.

Net Portfolio Value Analysis

In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at September 30, 2007 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

Basis Point (“bp”) Change in Rates	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$45,398	($37,758)	(45)%	7.84%	(543	)bp
200	58,583	(24,573)	(30)	9.84	(343)
100	73,068	(10,088)	(12)	11.92	(135)
0	83,156	—	—	13.27	—
(100)	86,445	3,289	4	13.62	35
(200)	79,222	(3,934)	(5)	12.50	(77)
(300)	69,133	(14,023)	(17)	10.95	(232)

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

For the three and nine months ended September 30, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs (1)(2)
Month #1 July 1, 2007 through July 31, 2007	675	$10.49	675	158,074
Month #2 August 1, 2007 through August 31, 2007	36,675	$11.01	36,675	121,399
Month #3 September 1, 2007 through September 30, 2007	49,000	$11.39	49,000	72,399
Total	86,350	$11.22	86,350

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

OCEAN SHORE HOLDING CO.
(Registrant)

Date: November 14, 2007	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: November 14, 2007	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President