Form 10-K
period 2007-12-31
OCEAN SHORE HOLDING CO
filed 2008-03-21
CIK 1298716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-accelerated Filer  ☐        Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2007 was $47,961,114.

The number of shares outstanding of the registrant’s common stock as of March 14, 2008 was 8,336,355.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Market Area

We are headquartered in Ocean City, New Jersey, which is located in northern Cape May County on the coast of the Atlantic Ocean. In addition to our main office, we operate eight branch offices in Atlantic and Cape May Counties, which we consider our primary market area. The economy of Atlantic County is dominated by the service sector, of which the gaming industry in nearby Atlantic City is the primary employer. The economy of Cape May is primarily geared toward tourism. According to the most recent published statistics, Atlantic County’s population in 2006 was approximately 271,600 persons and Cape May County’s population was approximately 97,700. The economy in Atlantic County has been strong in recent years as new and expanding casinos in Atlantic City, along with new retail centers and entertainment venues, have led to job growth and an increase in housing development. Cape May County has also benefited from the growth in and around Atlantic City, as many residents commute into that area for employment. Although the economy in our market area has been strong in recent years, median household and per capita income in Atlantic and Cape May Counties are lower than the comparable figures for New Jersey as a whole. We attribute this to several factors. First, there has been an influx of retirees with limited incomes but moderate to substantial wealth. Additionally, since our market is located outside of a major metropolitan area, average income levels are negatively affected by the small portion of high-paying, white collar jobs. In our market area, lower paying service jobs provide a relatively large portion of overall employment.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and from other financial service companies, such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds and other corporate and government securities. At June 30, 2007, which is the most recent date for which data is available from the FDIC, we held approximately 4.5% of the deposits in Atlantic County, which was the 8th largest market share out of 18 financial institutions with offices in this county. Also, at June 30, 2007, we held approximately 8.2% of the deposits in Cape May County, which was the 6th largest market share out of 15 financial institutions with offices in this county. Banks owned by Bank of America Corporation, Wachovia Corporation and The PNC Financial Services Group, Inc., all of which are large bank holding companies, also operate in our market area. These institutions are significantly larger than us and, therefore, have significantly greater resources.

Our competition for loans comes primarily from financial institutions in our market area and, to a lesser extent, from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies that have entered the mortgage market, such as insurance companies, securities companies and specialty finance companies.

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

One- to Four-Family Residential Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in our market area. We offer fixed-rate and adjustable-rate mortgage loans with terms up to 40 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees charged, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions. Interest rates and payments on our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that ranges from one to 10 years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to 2.75% to 3.25% above the one-, three- or ten-year constant maturity Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 1 or 2% per adjustment period and the lifetime interest rate cap is generally 5 or 6% over the initial interest rate of the loan.

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

Because of our location on the South Jersey shore, some of the properties securing our residential mortgages are second homes or rental properties. At December 31, 2007, 49.1% of our one- to four-family mortgage loans were secured by second homes or rental properties. If the property is a second home, our underwriting emphasizes the borrower’s ability to repay the loan out of current income. If the property is a rental property, we focus on the anticipated income from the property. Interest rates on loans secured by rental properties are typically 1/2% higher than comparable loans secured by primary or secondary residences. Although the industry generally considers mortgage loans secured by rental properties or second homes to have a higher risk of default than mortgage loans secured by the borrower’s primary residence, we have not experienced credit problems on these types of loans due to our strict underwriting standards.

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

In an effort to provide financing for low and moderate income and first-time buyers, we offer special home buyers programs. We offer fixed and adjustable-rate residential mortgage loans through these programs to qualified individuals and originate the loans using modified underwriting guidelines, including reduced fees and loan conditions.

The secondary mortgage market was adversely impacted during the fiscal year 2007 by deteriorated investor demand for mortgage loan products, particularly with regard to subprime products, as investors tightened credit standards and offered less favorable pricing. During the year ended December 31, 2007, the Company did not experience a decline in credit quality based on trends in net charge-offs, delinquencies, and nonperforming assets. At December 31, 2007, the Company had no real estate loans that would be considered subprime loans, which are defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history. The Company does not originate subprime loans.

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

Commercial Loans. We make commercial business loans to a variety of professionals, sole proprietorships and small businesses in our market area. We offer term loans for capital improvements, equipment acquisition and long-term working capital. These loans are secured by business assets other than real estate, such as business equipment and inventory and are originated with maximum loan-to-value ratios of 80%. We originate lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases. We also offer time notes, letters of credit and loans guaranteed by the Small Business Administration. Time notes are short-term loans and will only be granted on the basis of a defined source of repayment of principal and interest from a specific foreseeable event.

When making commercial business loans, we consider the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.

Consumer Loans. Our consumer loans are primarily home equity loans and lines of credit. Also included in our consumer loan portfolio are loans secured by passbook or certificate accounts, secured and unsecured personal loans and home improvement loans.

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

We generally originate loans for portfolio but from time to time will sell fixed-rate and one- to four-family residential mortgage loans in the secondary market. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. Generally, loans are sold with servicing retained and without recourse. We have the ability to sell loans on a flow basis to Fannie Mae and Freddie Mac, but our loan sales in recent years have primarily been bulk sales to other financial institutions. We sold no loans in the years ended December 31, 2007, 2006 and 2005.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by regulation, to 15% of our stated capital and reserves. At December 31, 2007, our regulatory limit on loans to one borrower was $9.1 million. At that date, our largest lending relationship was $3.2 million and included commercial loans secured by real estate and business assets located in Atlantic and Cape May Counties, New Jersey, all of which were performing according to their original repayment terms at December 31, 2007.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Commitments, excluding lines and letters of credit, as of December 31, 2007 totaled $19.5 million as compared to $12.6 million at December 31, 2006.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of New York stock. While we have the authority under applicable law and our investment policies to invest in derivative securities, we had no such investments at December 31, 2007.

At December 31, 2007, our investment portfolio consisted primarily of U.S. agency securities, mortgage-backed securities issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, corporate debt securities, securities of municipal governments and mutual funds that invest in adjustable-rate mortgages. The Company had no mortgage backed securities with underlying collateral that would be considered subprime, which is defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history. All mortgage-backed securities owned by the Company as of December 31, 2007 possessed the highest possible investment credit rating.

Our investment objectives are to provide and maintain liquidity, to provide collateral for pledging requirements, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. Our board of directors has the overall responsibility for the investment portfolio, including approval of the investment policy and appointment of the Investment Committee. The Investment Committee consists of the Chief Executive Officer and Chief Financial Officer. The Investment Committee is responsible for implementation of the investment policy and monitoring our investment performance. Individual investment transactions are reviewed and approved by the board of directors on a monthly basis, while portfolio composition and performance are reviewed at least quarterly by the Investment Committee.

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

Since 1996, we have offered deposit services to municipalities and local school boards in our market area. At December 31, 2007, we had $64.8 million in deposits from five municipalities and thirteen school boards, all in the form of checking accounts. We emphasize high levels of service in order to attract and retain these accounts. Unlike time deposits by municipalities, which often move from bank to bank in search of the highest available rate, checking accounts tend to be stable relationships.

Borrowings. We utilize advances from the Federal Home Loan Bank of New York (“Federal Home Loan Bank” or “FHLB”) and securities sold under agreements to repurchase to supplement our supply of investable funds and to meet deposit withdrawal requirements. We also have a $1.0 million line of credit from another bank, of which none was in use at December 31, 2007. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 30% of a member’s assets using mortgage collateral and an additional 20% using pledged securities for a total maximum indebtedness of 50% of assets. The Federal Home Loan Bank determines specific lines of credit for each member institution.

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

Personnel

As of December 31, 2007, we had 109 full-time employees and 27 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2007, Ocean City Home Bank met each of its capital requirements.

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the Office of Thrift Supervision within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in an amount equal to the lesser of 5% of the institution’s assets or its capital deficiency. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Ocean City Home Bank, it is a subsidiary of a holding company. If Ocean City Home Bank’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice. Federal law provides that no capital distribution may be paid if the institution, on a proforma basis, would fail to meet any applicable capital requirements.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2007, Ocean City Home Bank maintained 87.5% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of Ocean City Home Bank’s capital and surplus, as well as any loan[s] that aggregate $500,000 or more, must be approved in advance by a majority of the disinterested members of the board of directors.

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

Assessments. Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, financial condition and complexity of its portfolio. The Office of Thrift Supervision assessments paid by Ocean Shore Holding Company and Ocean City Home Bank for the year ended December 31, 2007 totaled $138,000.

Insurance of Deposit Accounts. Deposits of Ocean City Home Bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The FDIC determines insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. Recent legislation eliminated the minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The FDIC has the ability to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year. The FDIC has adopted regulations that set assessment rates that took effect at the beginning of 2007 and were unchanged for 2008. The new assessment rates for most banks vary between five cents and seven cents for every $100 of deposits. No institution may pay a dividend on its stock or interest on any capital notes or debentures if in default of its deposit insurance assessment. A change in insurance premiums could have an adverse effect on the operating expenses and results of operations of Ocean City Home Bank. We cannot predict what insurance assessment rates will be in the future. Assessment credits have been provided to institutions that paid high premiums in the past. As a result, Ocean City Home Bank had credits that offset all of its premiums in 2007.

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

Federal Home Loan Bank System. Ocean City Home Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Ocean City Home Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Ocean City Home Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2007 of $6.5 million. Federal Home Loan Bank advances must be secured by specified types of collateral.

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

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $43.9 million; a 10% reserve ratio is applied above $43.9 million. The first $9.3 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. Ocean City Home Bank complies with the foregoing requirements.

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

Restrictions Applicable to Mutual Holding Companies. According to federal law and Office of Thrift Supervision regulations, a mutual holding company, such as OC Financial MHC, may generally engage in the following activities upon the receipt of necessary regulatory approvals: (1) investing in the stock of a savings association; (2) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by Office of Thrift Supervision for multiple savings and loan holding companies. In addition, mutual holding companies may engage in activities permitted for financial holding companies. Financial holding companies may engage in a broad array of financial service activities including insurance and securities.

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or its holding company, without prior written approval of the Office of Thrift Supervision. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law, or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings associations, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

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

Below is information regarding our executive officers who are not also directors. Each executive officer has held his or her current position for at least the last five years. Ages presented are as of December 31, 2007.

Anthony J. Rizzotte has been Executive Vice President and Chief Lending Officer of Ocean City Home Bank and Vice President of Ocean Shore Holding and OC Financial MHC since 1991. Mr. Rizzotte was named Executive Vice President of Ocean Shore Holding and OC Financial MHC in 2004. Age 52.

Kim Davidson has been the Executive Vice President of Ocean City Home Bank since 2005, prior to which she served as the Senior Vice President of Business Development of Ocean City Home Bank since 2001. She has also served as the Corporate Secretary of OC Financial MHC, Ocean Shore Holding and Ocean City Home Bank since 2004. Prior to becoming a senior vice president, Ms. Davidson was a vice president of Ocean City Home Bank. Age 47.

Janet Bossi has been the Senior Vice President of Loan Administration of Ocean City Home Bank since 2002. Prior to becoming a senior vice president, Ms. Bossi was a vice president of Ocean City Home Bank. Age 41.

Paul Esposito has been the Senior Vice President of Marketing of Ocean City Home Bank since 1999. Prior to becoming a senior vice president, Mr. Esposito was a vice president of Ocean City Home Bank. Age 58.

Donald F. Morgenweck has been Senior Vice President and Chief Financial Officer of Ocean City Home Bank and Vice President of OC Financial MHC and Ocean Shore Holding since March 2001. Mr. Morgenweck was named Senior Vice President and Chief Financial Officer of OC Financial MHC and Ocean Shore Holding in 2004. Prior to joining Ocean City Home Bank, Mr. Morgenweck was a Vice President at Summit Bank. Age 53.

ITEM 1A. RISK FACTORS

Changes in interest rates could reduce our net interest income and earnings.

Our net interest income is the interest we earn on loans and investment less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

Our increased emphasis on commercial lending may expose us to increased lending risks.

At December 31, 2007, $55.8 million, or 10.6%, of our loan portfolio consisted of commercial and multi-family real estate loans, commercial construction loans and commercial business loans. We have grown this portfolio in recent years and intend to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

A downturn in the local economy or a decline in real estate values could reduce our profits.

Nearly all of our loans are secured by real estate or made to businesses in Atlantic or Cape May Counties, New Jersey. As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which would hurt our profits. In recent years, there has been a significant increase in real estate values in our market area and, as a result, our loans have been well collateralized. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss.

Strong competition within our market area could reduce our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2007, we held 4.5% of the deposits in Atlantic County, New Jersey, which was the 8th largest share of deposits out of 18 financial institutions with offices in this county and 8.2% of the deposits in Cape May County, New Jersey, which was the 6th largest share of deposits out of 15 financial institutions with offices in this county. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

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

The Company made a $2.0 million contribution to the Ocean City Home Charitable Foundation in 2004 which is deductible for federal tax purposes over the permissable six-year period. However, no assurance can be made that we will have sufficient pre-tax income over the five-year period following the year in which the contribution was made to fully utilize the carryover related to the excess contribution. As of December 31, 2007, a $277,000 valuation allowance was set up relating to the deferred tax asset established in connection with the Company’s contribution. The Company determined that, based on its assessment of future taxable income and expectations of charitable contributions, it is probable that the tax benefit of the contribution may not be fully realized.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of December 31, 2007.

Location	Year Opened	Square Footage	Date of Lease Expiration	Owned/ Leased
Main Office:
1001 Asbury Avenue Ocean City, NJ 08226	1920	10,400	N/A	Owned

Branches:
105 Roosevelt Boulevard Marmora, NJ 08223	1986	11,400	N/A	Owned

1777 New Road Rt. 9 Linwood, NJ 08221	1994	8,600	N/A	Owned

6302 Ventnor Avenue Ventnor, NJ 08406	1994	2,600	N/A	Owned

1184 Ocean Heights Avenue Egg Harbor Township, NJ 08234	1999	2,100	N/A	Owned

778 White Horse Pike Absecon, NJ 08201	2001	2,500	2011	Leased

3100 Hingston Avenue Northfield, NJ 08225	2005	2,500	2010	Leased

9219 Atlantic Avenue Margate City, NJ 08402	2006	2,300	N/A	Owned

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

The Company’s common stock is listed on the Nasdaq Global Market (“NASDAQ”) under the trading symbol “OSHC.” The following table sets forth the high and low sales prices of the common stock for the years ended December 31, 2007 and 2006, as reported by NASDAQ. The Company has not paid any dividends to its stockholders to date. See Item 1, “Business—Regulation and Supervision—Limitation on Capital Distributions” and Note 14 in the Notes to the Consolidated Financial Statements for more information relating to restrictions on dividends.

	High	Low
2006:

First Quarter	$12.49	$11.15
Second Quarter	$13.00	$12.05
Third Quarter	$13.10	$12.14
Fourth Quarter	$13.75	$12.30

2007:

First Quarter	$13.69	$13.06
Second Quarter	$13.50	$12.37
Third Quarter	$13.00	$10.00
Fourth Quarter	$11.35	$9.76

As of March 11, 2008, the Company had approximately 813 holders of record of the Company’s common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchases During the 4th Quarter of 2007

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)(2)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1
October 1, 2007 through October 31, 2007	None	None	None	72,399
Month #2
November 1, 2007 through November 30, 2007	22,725	$10.34	22,725	49,674
Month #3
December 1, 2007 through December 31, 2007	23,500	$10.35	23,500	26,174
Total	46,225	$10.34	46,225

(1)	On August 10, 2005, the Company’s Board of Directors approved the formation and funding of a trust that will purchase 171,749 shares of the Company’s common stock in the open market with funds contributed by the Company. As of December 31, 2007, 171,300 shares were purchased. The remaining 449 shares have not been awarded and may be purchased from time to time at the discretion of the independent trustee of the trust and the shares will be used to fund restricted stock awards under the Company’s 2005 Equity Incentive Plan.
(2)	On April 18, 2007, the Company announced that its board of directors approved the repurchase of up to 200,000 shares of the Company’s outstanding common stock, which is approximately 5% of outstanding shares not held by OC Financial MHC. The program began on April 30, 2007. Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time depending on market conditions and other factors. Repurchased shares will be held in treasury. The Company intends to purchase shares in the open market to complete the remaining 25,725 shares approved for purchase.

ITEM 6. SELECTED FINANCIAL DATA

	At or For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Financial Condition Data:
Total assets	$629,523	$562,260	$543,846	$528,444	$479,844
Securities held to maturity	4,657	5,266	9,729	10,544	3,807
Securities available for sale	54,259	62,865	84,462	106,258	123,865
Loans receivable, net	528,058	433,342	412,005	340,585	301,778
Cash and cash equivalents	9,540	33,357	13,400	47,396	28,759
Deposits	415,231	417,024	416,914	415,328	390,274
FHLB advances	120,230	54,000	27,000	10,000	10,000
Subordinated debt	15,464	15,464	15,464	15,464	15,464
Other borrowings	8,000	7,090	18,460	22,840	35,504
Total equity	63,047	62,551	60,568	59,795	23,975

Operating Data:
Interest and dividend income	$32,619	$29,839	$26,272	$22,722	$22,516
Interest expense	17,481	14,620	11,017	9,398	10,015

Net interest income	15,138	15,219	15,255	13,324	12,501
Provision for loan losses	261	300	300	360	360

Net interest income after provision for loan losses	14,877	14,919	14,955	12,964	12,141
Other income	2,622	2,331	2,316	2,389	2,126
Other expenses	13,069	12,806	12,201	13,002	10,002

Income before taxes	4,430	4,445	5,070	2,352	4,265
Provision for income taxes	1,639	1,296	1,994	1,045	1,551

Net income	$2,791	$3,149	$3,076	$1,306	$2,714

Common Share Data:
Basic net income per share	$0.34	$0.38	$0.37	N/A	N/A
Diluted net income per share	$0.34	$0.37	$0.36	N/A	N/A
Weighted average shares—basic	8,104,373	8,259,473	8,405,677	N/A	N/A
Weighted average shares—diluted	8,227,103	8,410,151	8,453,593	N/A	N/A
Basic shares outstanding—end of period	8,007,401	8,181,980	8,293,743	N/A	N/A

	At or For the Years Ended December 31,
	2007	2006	2005	2004	2003
Performance Ratios:
Return on average assets	0.47%	0.56%	0.57%	0.26%	0.58%
Return on average equity	4.42	5.08	5.07	4.95	11.80
Interest rate spread (1)	2.40	2.56	2.75	2.79	2.79
Net interest margin (2)	2.78	2.94	3.06	2.90	2.90
Noninterest expense to average assets	2.22	2.30	2.24	2.59	2.14
Efficiency ratio (3)	73.59	72.97	69.44	82.74	68.94
Average interest-earning assets to average interest-bearing liabilities	111.79	113.51	114.05	105.26	104.56
Average equity to average assets	10.74	11.10	11.16	5.25	4.92

Capital Ratios (4):
Tangible capital	9.97	10.71	10.47	10.67	7.08
Core capital	9.97	10.71	10.47	10.67	7.08
Total risk-based capital	17.60	19.24	18.92	20.40	13.71

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.44	0.47	0.42	0.43	0.37
Allowance for loan losses as a percent of nonperforming loans	779.88	385.5	N/M	N/M	275.21
Net charge-offs (recoveries) to average outstanding loans during the period	N/M	N/M	N/M	N/M	0.01
Non-performing loans as a percent of total loans	0.06	0.12	0.02	N/M	0.13

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities.
(4)	Ratios are for Ocean City Home Bank.

N/M—not meaningful as nonperforming loans and net charge-offs are not material enough to allow for meaningful calculations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Effective at the beginning of 2007, the Federal Deposit Insurance Corporation began assessing most insured depository institutions for deposit insurance at a rate between five cents and seven cents for every $100 of deposits. Assessment credits have been provided to institutions that paid high premiums in the past. In the year ended December 31, 2007, Ocean City Home Bank received an assessment credit of approximately $246,000 from the Federal Deposit Insurance Corporation. This credit substantially offset our deposit insurance premiums in 2007.

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

Balance Sheet Analysis

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by one- to four-family residential homes, and to a lesser extent, commercial real estate. Total loans, net, represented 83.9% of total assets at December 31, 2007, compared to 77.1% at December 31, 2006.

The largest segment of our loan portfolio is one- to four-family residential loans. At December 31, 2007, these loans totaled $408.1 million and represented 77.3% of total loans compared to $316.6 million, or 72.9% of total loans, at December 31, 2006. One- to four-family residential loans increased $91.6 million, or 28.9%, in 2007 on high loan activity. We utilize several methods of gathering new loan activity. We have a good working relationship with many realtors in our market area and employ two account executives solely for the purpose of soliciting loans. The Bank’s website accepts on-line applications and branch personnel are trained to take applications.

Commercial and multi-family real estate loans totaled $33.3 million and represented 6.3% of total loans at December 31, 2007 compared to $32.7 million, or 7.5% of total loans at December 31, 2006. Commercial and multi-family real estate loans increased $657,000, or 2.0%, in 2007. The majority of the increase is attributed to permanent financing provided to completed construction activity.

We also originate construction loans secured by residential and commercial real estate. This portfolio totaled $10.2 million and represented 1.9% of total loans at December 31, 2007 compared to $13.8 million, or 3.2% of total loans at December 31, 2006. Construction loans decreased $3.5 million, or 25.7%, in 2007 due to the completion of the construction phase of existing loans and either sale of the property or subsequent conversion of those loans to permanent financing.

We originate commercial business loans secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Commercial business loans totaled $17.3 million, and represented 3.3% of total loans at December 31, 2007, compared to $16.8 million, or 3.9% of total loans, at December 31, 2006.

We also originate a variety of consumer loans, including home equity loans and lines of credit, loans secured by passbook or certificate accounts and secured and unsecured personal loans. Consumer loans totaled $59.1 million and represented 11.2% of total loans at December 31, 2007 compared to $54.1 million, or 12.5% of total loans, at December 31, 2006. The $4.9 million, or 9.1%, increase in 2007 was due to aggressive marketing activities and competitive pricing on our home equity loan products.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate—mortgage:
One- to four-family residential	$408,145	77.3%	$316,567	72.9%	$294,296	71.3%	$247,610	72.5%	$229,042	75.7%
Commercial and multi-family	33,319	6.3	32,662	7.5	28,725	7.0	26,483	7.8	25,969	8.6

Total real estate—mortgage loans	441,464	83.6	349,229	80.5	323,021	78.3	274,093	80.3	255,011	84.3
Real estate—construction:
Residential	5,099	1.0	6,983	1.6	12,230	3.0	5,035	1.5	4,258	1.4
Commercial	5,143	1.0	6,804	1.6	11,019	2.6	7,719	2.2	5,702	1.9

Total real estate—construction loans	10,242	1.9	13,787	3.2	23,249	5.6	12,754	3.7	9,960	3.3
Commercial	17,324	3.3	16,825	3.9	16,582	4.0	14,111	4.1	8,472	2.8
Consumer:
Home equity	58,084	11.0	53,179	12.3	48,537	11.8	39,264	11.5	27,592	9.1
Other	972	0.2	938	0.2	1,135	0.3	1,244	0.4	1,404	0.5

Total consumer loans	59,056	11.2	54,117	12.5	49,672	12.1	40,508	11.9	28,996	9.6

Total loans	528,086	100.0%	433,957	100.0%	412,524	100.0%	341,466	100.0%	302,439	100.0%

Net deferred loan costs (fees)	2,279		1,435		1,234		585		455
Allowance for loan losses	(2,307)		(2,050)		(1,753)		(1,466)		(1,116)

Loans, net	$528,058		$433,342		$412,005		$340,585		$301,778

The following table sets forth certain information at December 31, 2007 regarding the dollar amount of loan principal repayments coming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Real Estate- Mortgage Loans	Real Estate- Construction Loans	Commercial Loans	Consumer Loans	Total Loans
	(In thousands)
Amounts due in:
One year or less	$2,205	$10,242	$5,285	$263	$17,995
More than one to five years	3,221	—	8,231	6,752	18,204
More than five years	436,038	—	3,808	52,041	491,887

Total	$441,464	$10,242	$17,324	$59,056	$528,086

Interest rate terms on amounts due after one year:
Fixed-rate loans	$353,549	$—	$3,958	$43,148	$400,655
Adjustable-rate loans	85,710	—	8,081	15,645	109,436

Total	$439,259	—	$12,039	$58,793	$510,091

The following table shows loan origination, purchase and sale activity during the periods indicated.

	2007	2006	2005	2004	2003
	(In thousands)
Total loans, net, at beginning of period	$433,342	$412,005	$340,585	$301,778	$270,510

Loans originated:
Real estate—mortgage	111,987	56,206	83,868	63,872	94,033
Real estate—construction	13,145	13,375	24,215	18,226	15,353
Commercial	8,502	8,598	16,458	14,802	11,349
Consumer	27,973	28,311	34,322	30,583	24,279

Total loans originated	161,607	106,490	158,863	127,483	145,014

Loans purchased	12,668	76	1,999	464	—

Deduct:
Real estate loan principal repayments	49,109	52,911	50,658	60,685	77,950
Loan sales	—	—	—	—	5,068
Other repayments	31,037	32,222	39,146	28,235	30,501

Total loan repayments	80,146	85,133	89,804	88,920	113,519

Increase (decrease) due to deferred loan fees and allowance for loan losses	587	(96)	362	(220)	(227)

Net increase in loan portfolio	94,716	21,337	71,420	38,807	31,268

Total loans, net, at end of period	$528,058	$433,342	$412,005	$340,585	$301,778

Securities. Our securities portfolio consists primarily of U.S. Government and agency securities, mortgage-backed securities, corporate debt securities, municipal securities and mutual funds that invest in adjustable-rate loans and mortgage-backed securities. Our securities portfolio represented 9.4% of total assets at December 31, 2007 compared to 12.1% at December 31, 2006. Securities decreased $9.2 million, or 13.5%, in the year ended December 31, 2007 as we funded increased loan demand with the proceeds from maturities and principal paydowns.

The following table sets forth the carrying values and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. Government and agencies	$1,199	$1,200	$1,359	$1,319	$22,433	$22,135
Mortgage-backed	31,934	31,986	39,609	39,105	37,710	37,176
Corporate debt	11,194	10,231	11,357	11,461	11,973	12,154
Other debt	2,957	2,994	2,955	3,009	4,950	5,029

Total debt securities	47,284	46,411	55,280	54,894	77,066	76,494
Mutual funds	8,012	7,848	8,012	7,971	8,012	7,967

Total securities available for sale	55,296	54,259	63,292	62,865	85,078	84,462

Securities held to maturity:
Mortgage-backed	4,657	4,612	5,266	5,152	5,436	5,321
Municipal	—	—	—	—	4,293	4,294

Total securities held to maturity	4,657	4,612	5,266	5,152	9,729	9,615

Total	$59,953	$58,871	$68,558	$68,017	$94,807	$94,076

At December 31, 2007, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2007. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2007, mortgage-backed securities with adjustable rates totaled $8.1 million. Weighted average yields are on a tax-equivalent basis.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Government and agencies	$—		$1,199	3.77%	$—		$—		$1,199	3.77%
Mortgage-backed	2,164	3.94%	714	4.23%	2,676	4.38%	18,254	5.57%	23,808	5.25%
Corporate debt	—		—		1,000	3.95%	10,194	7.32%	11,194	7.02%
Municipal	—		—		—		2,957	6.89%	2,957	6.89%

Total securities available for sale	2,164	3.94%	1,913	3.94%	3,676	4.26%	31,405	6.26%	39,158	5.87%

Securities held to maturity:
Mortgage-backed	—		—		2	9.49%	4,657	5.28%	4,659	5.28%

Total held to maturity debt securities	—		—		2	9.49%	4,657	5.28%	4,659	5.28%

Total	$2,164	3.94%	$1,913	3.94%	$3,678	4.26%	$36,062	6.13%	$43,817	5.78%

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

Our deposit base is comprised of demand deposits, savings accounts and time deposits. Deposits decreased $1.8 million, or 0.4%, in 2007. The change in deposits consisted primarily of an increase in certificates of deposit offset by decreases in savings accounts and demand deposits. The increase in certificates of deposit was a result of customers shifting deposits from lower rate savings accounts and interest-bearing checking accounts to higher rate certificates of deposits.

We aggressively market checking and savings accounts, as these tend to provide longer-term customer relationships and a lower cost of funding compared to time deposits. Due to our marketing efforts and sales efforts, we have been able to attract core deposits of 58.6% of total deposits at December 31, 2007, compared to 64.0% in 2006.

The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$26,809	6.5%	$35,224	8.4%	$34,223	8.2%
Interest-bearing demand deposits	164,061	39.5	170,114	40.8	172,792	41.4
Savings accounts	52,502	12.6	61,616	14.8	79,439	19.1
Certificates of deposit	171,859	41.4	150,070	36.0	130,460	31.3

Total	$415,231	100.0%	$417,024	100.0%	$416,914	100.0%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2007. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$11,028
Over three through six months	16,037
Over six through twelve months	9,577
Over twelve months	22,098

Total	$58,740

The following table sets forth time deposits classified by rates at the dates indicated.

	At December 31,
	2007	2006	2005
	(In thousands)
0.00 - 1.00%	$—	$—	$—
1.01 - 2.00%	—	—	8
2.01 - 3.00%	255	2,328	26,385
3.01 - 4.00%	7,986	22,860	57,623
4.01 - 5.00%	157,312	115,131	35,678
5.01 - 6.00%	5,727	2,969	2,987
6.01 - 7.00%	579	6,782	7,779

Total	$171,859	$150,070	$130,460

The following table sets forth the amount and maturities of time deposits at December 31, 2007.

	Amount Due					Total	Percent of Total Certificate Accounts
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years
	(Dollars in thousands)
2.01 - 3.00%	$255	$—	$—	$—	$—	$255	0.2%
3.01 - 4.00%	5,786	839	1,187	174	—	7,986	4.7
4.01 - 5.00%	104,317	36,496	8,848	2,413	5,238	157,312	91.5
5.01 - 6.00%	2,604	3,123	—	—	—	5,727	3.3
6.01 - 7.00%	579	—	—	—	—	579	0.3

Total	$113,541	$40,458	$10,035	$2,587	$5,238	$171,859	100.0%

Borrowings. We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments and to meet deposit withdrawal requirements.

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Maximum amount outstanding at any month end during the period:
FHLB advances	$120,230	$54,000	$27,000
Securities sold under agreements to repurchase	8,500	18,570	25,970
Subordinated debt	15,464	15,464	15,464

Average amounts outstanding during the period:
FHLB advances	$73,462	$41,415	$10,937
Securities sold under agreements to repurchase	7,647	10,734	24,385
Subordinated debt	15,464	15,464	15,464

Weighted average interest rate during the period:
FHLB advances	4.31%	4.22%	3.22%
Securities sold under agreements to repurchase	5.42	5.27	4.94
Subordinated debt	8.67	8.67	8.67

Balance outstanding at end of period:
FHLB advances	$120,230	$54,000	$27,000
Securities sold under agreements to repurchase	8,000	7,090	18,460
Subordinated debt	15,464	15,464	15,464

Weighted average interest rate at end of period:
FHLB advances	4.17%	4.18%	3.78%
Securities sold under agreements to repurchase	5.28	5.38	5.02
Subordinated debt	8.67	8.67	8.67

Federal Home Loan Bank advances increased $66.2 million at December 31, 2007 from December 31, 2006. These advances mature starting in 2008 through 2017. All $66.2 million of the increase in advances was used to fund increases in loan demand.

Securities sold under agreements to repurchase increased $910,000 during 2007 as we increased these borrowings to repurchase company stock. At December 31, 2007, securities sold under agreements to repurchase included $5.0 million of Federal Home Loan Bank borrowings maturing in August of 2008 and the remaining $3.0 million maturing in 28 days.

Subordinated debt reflects the junior subordinated deferrable interest debentures issued by us in 1998 to a business trust formed by us that issued $15.0 million of preferred securities in a private placement.

Results of Operations for the Years Ended December 31, 2007, 2006 and 2005

Overview.

	2007	2006	2005	% Change 2007/2006	% Change 2006/2005
	(Dollars in thousands)
Net income	$2,791	$3,149	$3,076	(11.4)%	2.4%
Return on average assets	0.47%	0.56%	0.57%	(16.1)	(1.8)%
Return on average equity	4.42%	5.08%	5.07%	(13.0)	0.2
Average equity to average assets	10.74%	11.10%	11.16%	(3.2)	(0.5)%

2007 vs. 2006. Net income decreased $358,000, or 11.4%, in 2007 to $2.8 million from 2006. Net interest income decreased $81,000, or 0.5%, in 2007 from 2006 while non-interest income increased $290,000, or 12.4%, to $2.6 million in 2007 from 2006. Other expenses increased $263,000, or 2.1%, to $13.1 million in 2007 from 2006 due primarily to cost associated with the opening of a new branch. Income taxes increased $343,000, or 26.5%, in 2007 from 2006 due primarily from reduced deferred taxes in 2006.

2006 vs. 2005. Net income increased $73,000, or 2.4%, in 2006 to $3.1 million from 2005. Net interest income decreased $36,000, or 0.2%, in 2006 from 2005 while non-interest income increased $15,000, or 0.7%, in 2006 from 2005. Other expenses increased $600,000, or 5.0%, in 2006 from 2005 due primarily from increases to salaries and benefits in share-based compensation costs of $506,000 required due to the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments”. Income taxes decreased $700,000, or 35.0%, in 2006 from 2005 due primarily from reduced deferred taxes needed for certain investments of $577,000 offset by a tax valuation allowance of $109,000 as well as lower pretax income of $626,000 in 2006 from 2005.

Net Interest Income.

2007 vs. 2006. Net interest income decreased $81,000, or 0.5%, to $15.1 million for 2007 from $15.2 million in 2006. The decrease in net interest income for 2007 was primarily attributable to a higher cost of deposits partially offset by a higher yield and a higher volume of interest-earning assets.

Total interest and dividend income increased $2.8 million, or 9.3%, to $32.6 million for 2007, as growth in interest income was enhanced by an increase in the average balance of loans and an increase in the yield on earning assets. Interest income on loans increased $2.9 million, or 11.5%, in 2007 as the average balance of the portfolio grew $43.3 million, or 10.2%, while the average yield increased 7 basis points to 6.00%. The increase in the average yield was the result of higher rates on new loans originated and an increase in rate on adjustable rate loans in the portfolio. Declining balances offset by a higher yield in the investment portfolio accounted for the 2.6% decrease in interest income on investment securities of $102,000 from 2006. The average balance of the investment portfolio decreased $14.3 million, or 18.1%, in 2007, while the average yield increased 95 basis points to 5.98% as a result of higher short term market rates.

Total interest expense increased $2.9 million, or 19.6%, to $17.5 million for 2007 as deposit and borrowing costs increased. The average balance of interest-bearing deposits increased $3.6 million, or 0.9%, in 2007 due to growth in certificates of deposit offset by decreases in both checking and savings accounts. The average interest rate paid on deposits increased 38 basis points as a result of the prevailing high interest rate environment during 2007 and the growth in higher cost certificates of deposit. During 2007, we experienced higher costs on demand deposits tied to treasury bills and a shift of deposits from lower-cost savings accounts to higher-cost certificates of deposit. Interest paid on borrowings increased in 2007 as an increase in the average balance of borrowings of $29.0 million was offset by a lower average interest rate paid of 31 basis points. The increase in borrowed money was used to fund the increased loan demand in 2007.

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

	Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$468,608	$28,118	6.00%	$425,262	$25,224	5.93%	$373,306	$21,169	5.67%
Investment securities	64,718	3,870	5.98	78,981	3,973	5.03	108,746	4,618	4.25
Other interest-earning assets	12,120	631	5.21	12,641	642	5.08	16,612	485	2.91

Total interest-earning assets	545,446	32,619	5.98	516,884	29,839	5.77	498,664	26,272	5.27

Noninterest-earning assets	42,982			40,978			45,214

Total assets	$588,428			$557,862			$543,878

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$178,253	4,607	2.58%	$174,050	4,080	2.34	$175,366	2,883	1.64
Savings accounts	57,362	641	1.12	69,578	793	1.14	90,538	1,054	1.16
Certificates of deposit	155,725	7,310	4.69	144,130	6,090	4.23	120,559	4,184	3.47

Total interest-bearing deposits	391,340	12,558	3.21	387,758	10,963	2.83	386,463	8,121	2.10
FHLB advances	73,462	3,168	4.31	41,415	1,749	4.22	10,937	351	3.22
Securities sold under agreements to repurchase	7,647	414	5.42	10,734	566	5.27	24,385	1,204	4.94
Subordinated debt	15,464	1,341	8.67	15,464	1,341	8.67	15,464	1,341	8.67

Total borrowings	96,573	4,923	5.10	67,613	3,656	5.41	50,786	2,896	5.70

Total interest-bearing liabilities	487,913	17,481	3.58	455,371	14,620	3.21	437,249	11,017	2.52

Noninterest-bearing demand accounts	31,471			35,728			41,381
Other	5,852			4,816			4,531

Total liabilities	525,236			495,915			483,161
Retained earnings	63,192			61,947			60,717

Total liabilities and retained earnings	$588,428			$557,862			$543,878

Net interest income		$15,138			$15,219			$15,255

Interest rate spread			2.40%			2.56%			2.75%
Net interest margin			2.78%			2.94%			3.06%
Average interest-earning assets to average interest-bearing liabilities	111.79%			113.51%			114.05%

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

	2007 Compared to 2006			2006 Compared to 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to		Net
	Volume	Rate	Net	Volume	Rate
	(In thousands)
Interest and dividend income:
Loans receivable	$2,627	$267	$2,894	$3,049	$1,005	$4,054
Investment securities	(914)	811	(103)	(1,427)	782	(645)
Other interest-earning assets	181	(192)	(11)	74	84	158

Total interest-earning assets	1,894	886	2,780	1,696	1,871	3,567
Interest expense:
Deposits	86	1,509	1,595	27	2,816	2,843
FHLB advances	110	1,309	1,419	1,257	140	1,397
Securities sold under agreements to repurchase	(168)	16	(152)	(713)	76	(637)
Subordinated debt	—	—	—	—	—	—
Other borrowings	—	—	—	—	—	—

Total interest-bearing liabilities	28	2,834	2,862	571	3,032	3,603

Net change in interest income	$1,866	$(1,948)	$(82)	$1,125	$(1,161)	$36

Provision for Loan Losses.

2007 vs. 2006. Provision for loan losses decreased $39,000 to $261,000 in 2007 from $300,000 in 2006. An increase in real estate mortgages, which have a lower loss factor, and a small increase in combined balances of construction, consumer and commercial mortgage and business loans, which carry a higher risk of default, was offset by stable performing assets with lower delinquencies.

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

Other Income. The following table shows the components of other income and the percentage changes from year to year.

	2007	2006	2005	% Change 2007/2006	% Change 2006/2005
	(Dollars in thousands)
Service charges	$1,641	$1,531	$1,541	7.2%	(0.6)%
Cash surrender value of life insurance	368	261	262	41.0	(0.4)
Other	613	539	513	13.7	5.1

Total	$2,622	$2,331	$2,316	12.5%	0.6%

2007 vs. 2006. Total other income increased $291,000, or 12.5%, in 2007 from 2006 due to higher service charge fees collected on deposit accounts and increases from debit card commissions, both of which were due to higher customer usage of those services. In addition, income on the cash surrender value of bank-owned life insurance increased with the purchase of additional policies.

2006 vs. 2005. Total other income increased $15,000, or 0.6%, in 2006 from 2005 due to higher fees on loans serviced for others offset by lower ATM surcharges and miscellaneous fees.

Other Expense. The following table shows the components of other expense and the percentage changes from year to year.

	2007	2006	2005	% Change 2007/2006	% Change 2006/2005
	(Dollars in thousands)
Salaries and employee benefits	$7,557	$7,626	$7,034	(0.9)%	8.4%
Occupancy and equipment	2,899	2,715	2,500	6.8	8.6
FDIC deposit insurance	50	54	57	(7.6)	(5.3)
Advertising	444	425	399	4.5	6.5
Professional services	661	594	810	11.3	(26.7)
Supplies	185	223	281	(17.0)	(20.6)
Telephone	112	105	120	6.7	(12.5)
Postage	140	136	137	2.9	(0.7)
Charitable contributions	122	116	134	5.2	(13.4)
Insurance	143	142	133	0.7	6.8
All other	756	670	596	12.8	12.4

Total	$13,069	$12,806	$12,201	2.1%	5.0%

Efficiency ratio (1)	73.59%	72.97%	69.4%

(1)	Computed as other expense divided by the sum of net interest income and other income excluding securities gains (losses).

2007 vs. 2006. Total other expenses increased $263,000, or 2.1%, to $13.1 million in 2007 compared to $12.8 million in 2006. Increased personnel and occupancy costs associated with the opening of a new branch office in November of 2006 accounted for $343,000 in increased other expenses. In addition, excluding the costs associated with the new branch, salaries and employee benefits decreased $289,000 primarily due to higher credits of deferred personnel costs due to higher loan volume in 2007 compared to 2006. Occupancy and equipment, advertising, professional services and other operating expenses accounted for the remaining $208,000 increase due to normal activity.

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

Income Taxes.

2007 vs. 2006. Income tax expense was $1.6 million for the year-ended 2007 compared to $1.3 million for the year-ended 2006. The effective tax rate for 2007 was 37.0% compared to 29.2% for 2006. The increase is primarily due to the Company’s change in policy regarding the tax treatment on bank owned life insurance during the third quarter of 2006 which resulted in a $500,000 decrease in income taxes for the nine months ended September 30, 2006. In the quarter ended September 30, 2007 the Company recorded a tax refund of $242,000.

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

2006 vs. 2005. Income tax expense was $1.3 million for the year-ended 2006 compared to $2.0 million for the year-ended 2005. The effective tax rate for 2006 was 29.2% compared to 39.3% for 2005. The decrease is primarily due to the Company’s change in policy in 2006, as discussed above. The remaining tax decrease was a result of lower taxable income in 2006 than in 2005.

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

Nonperforming assets totaled $296,000, or 0.05% of total assets, at December 31, 2007, which was a decrease of $235,000 from December 31, 2006. Nonaccrual loans accounted for all nonperforming assets at December 31, 2007. At December 31, 2007, nonaccrual loans were comprised of $295,000 in mortgage loans and $1,000 in consumer loans.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Nonaccrual loans:
Real estate—mortgage loans	$295	$415	$91	$—	$337
Commercial	—	—	—	—	—
Consumer	1	116	7	4	69

Total of nonaccrual and 90 days or more past due loans	$296	$531	$98	$4	$406

Total nonperforming loans to total loans	0.06%	0.12%	0.02%	N/M	0.13%
Total nonperforming loans to total assets	0.05%	0.09%	0.02%	N/M	0.08%
Total nonperforming assets and troubled debt restructurings to total assets	0.05%	0.09%	0.02%	N/M	0.08%

N/M—not measurable as nonperforming loans and net charge-offs are not material enough to allow for meaningful calculations.

Interest income that would have been recorded for the year ended December 31, 2007 had nonaccruing loans been current according to their original terms amounted to $14,000. No interest related to nonaccrual loans was included in interest income for the year ended December 31, 2007.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2007	2006	2005
	(In thousands)
Special mention assets	$1,226	$739	$806
Substandard assets	1,455	1,019	724
Doubtful and loss assets	—	—	—

Total classified assets	$2,681	$1,758	$1,530

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2007		2006		2005
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
Real estate—mortgage loans	$386	$—	$166	$278	$188	$—
Consumer loans	46	5	160	—	46	—

Total	$432	$5	$326	$278	$234	$—

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

Specific Allowance Required for Impaired or Collateral-Dependent Loans. We establish an allowance for impaired loans for the amounts by which the discounted cash flows (or collateral value or observable market price) are lower than the carrying value of the loan. Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. At December 31, 2007, no loans were considered impaired other than those collectively evaluated for impairment.

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

At December 31, 2007, our allowance for loan losses represented 0.44% of total gross loans. The allowance for loan losses increased to $2.3 million at December 31, 2007 from $2.1 million at December 31, 2006 due to the provision for loan losses of $261,000 offset by net charge-offs of $4,000. The provision for loan losses in 2007 reflected continued growth of the loan portfolio, particularly the increases in one- to four-family mortgage loans, commercial real estate loans and consumer loans. There was no change in the loss factors used to calculate the allowance in December 31, 2007 from December 31, 2006. At December 31, 2007, the specific allowance on impaired or collateral-dependent loans was zero as no loans were deemed impaired. The general valuation allowance for identified problem loans was $36,000 and the general valuation allowance on the remainder of the loan portfolio was $2.3 million.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2007			2006			2005
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate—mortgage loans	$1,387	60.1%	83.6%	$1,158	56.5%	80.5%	$974	55.6%	78.3%
Real estate—construction loans	64	2.8	1.9	202	9.9	3.2	204	11.6	5.7
Commercial	528	22.9	3.3	388	18.9	3.9	388	22.1	4.0
Consumer	328	14.2	11.2	302	14.7	12.4	187	10.7	12.0

Total allowance for loan losses	$2,307	100.0%	100.0%	$2,050	100.0%	100.0%	$1,753	100.0%	100.0%

	At December 31,
	2004			2003
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in Thousands)
Real estate—mortgage loans	$909	62.0%	80.3%	$734	65.8%	84.3%
Real estate—construction loans	113	7.7	3.7	80	7.2	3.3
Commercial	285	19.4	4.1	176	15.7	2.8
Consumer	159	10.9	11.9	126	11.3	9.6

Total allowance for loan losses	$1,466	100.0%	100.0%	$1,116	100.0%	100.0%

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Allowance at beginning of period	$2,050	$1,753	$1,466	$1,116	$775

Provision for loan losses	$261	$300	$300	$360	$360
Charge-offs:
Real estate-mortgage loans	—	—	—	—	—
Commercial loans	—	—	—	—	8
Consumer loans	8	9	18	16	12

Total charge-offs	8	9	18	16	20
Recoveries:
Commercial loans	—	—	—	1	—
Consumer loans	4	6	5	5	1

Total recoveries	4	6	5	6	1

Net charge-offs	4	3	13	10	19

Allowance at end of period	$2,307	$2,050	$1,753	$1,466	$1,116

Allowance to nonperforming loans	779.9%	385.3%	N/M	N/M	275.21%
Allowance to total loans outstanding at the end of the period	0.44%	0.47%	0.42%	0.43%	0.37%
Net charge-offs (recoveries) to average loans outstanding during the period	N/M	N/M	N/M	N/M	0.01%

N/M—not measurable as nonperforming loans and charge-offs are not material enough to allow for meaningful calculations.

In recent years, our net charge-offs have been low, with most charge-offs relating to consumer loans. We believe that our strict underwriting standards and, prior to 2007, a prolonged period of rising real estate values in our market area has been the primary reason for the absence of charged-off real estate loans.

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

The table below sets forth an approximation of our exposure as a percentage of estimated net interest income for the next 12- and 24-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at December 31, 2007 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income only for Ocean Shore Holding.

	At December 31, 2007 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	(3.73)%	(3.36)%
100 basis point decrease in rates	(3.18)%	(9.39)%

Management believes that under the current rate environment, a change of interest rates downward of 200 basis points is a highly remote interest rate scenario. Therefore, management modified the limit and a 100 basis point decrease in interest rates was used. This limit will be re-evaluated periodically and may be modified as appropriate.

The 200 and 100 basis point change in rates in the above table is assumed to occur evenly over the following 12 months. Based on the scenario above, net interest income would be adversely affected (within our internal guidelines) in the 12-month and 24-month period if rates rose by 200 basis points. In addition, if rates declined by 100 basis points net interest income would be adversely affected (within our internal guidelines) in both the 12- and 24-month periods.

Net Portfolio Value Analysis. In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at December 31, 2007 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$53,183	$(39,500)	(74)%	8.72%	(522	) bp
200	67,830	(24,854)	(37)	10.80	(314)
100	81,949	(10,734)	(13)	12.66	(128)
0	92,683			13.94
(100)	86,968	(5,715)	(7)	13.07	(87)
(200)	75,373	(17,310)	(13)	11.38	(256)
(300)	64,045	(28,638)	(45)	9.68	(426)

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2007, cash and cash equivalents totaled $9.5 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $24.5 million at December 31, 2007. In addition, at December 31, 2007, we had the ability to borrow an additional $126.0 million from the Federal Home Loan Bank of New York, which included available overnight lines of credit of $47.4 million. On that date, we had overnight advances of $8.2 million outstanding.

At December 31, 2007, we had $50.3 million in commitments outstanding, which included $8.6 million in undisbursed construction loans, $21.3 million in unused home equity lines of credit and $8.9 million in commercial lines of credit. Certificates of deposit due within one year of December 31, 2007 totaled $113.5 million, or 66.1% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2008. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following tables summarize our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at December 31, 2007.

	Amount of Commitment Expiration—Per Period
Outstanding Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
	(In thousands)
Commitments to originate loans	$10,888	$10,888	$—	$—	$—
Unused portion of home equity lines of credit	21,268	140	333	938	19,857
Unused portion of commercial lines of credit	8,949	7,466	1,135	348	—
Unused portion of commercial letters of credit	625	287	338	—	—
Undisbursed portion of construction loans in process	8,578	8,578	—	—	—

Total	$50,308	$27,359	$1,806	$1,286	$19,857

The following table presents certain of our contractual obligations as of December 31, 2007.

		Payments due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
	(In thousands)
Short-term debt obligations	$5,172	$5,172	$—	$—	$—
Long-term debt obligations	197,836	6,154	12,274	12,291	167,117
Time deposits	171,859	113,541	50,493	5,201	2,624
Operating lease obligations (1)	434	135	256	43	0

Total	$375,301	$125,002	$63,023	$17,535	$169,741

(1)	Payments are for lease of real property.

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

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Investing activities:
Loan originations, net of repayments	$82,686	$21,876	$69,928
Securities purchased	5,596	11,290	19,088
Loans purchased	12,668	76	1,999
Financing activities:
(Decrease) increase in deposits	$(1,793)	$110	$1,586
Increase in FHLB advances	66,230	27,000	17,000
Increase (decrease) in securities sold under agreements to repurchase	910	(11,370)	(4,380)

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the years ended December 31, 2007 and 2006, we engaged in no off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ocean Shore Holding Co. and subsidiaries:

We have audited the accompanying statements of financial condition of Ocean Shore Holding Co. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ocean Shore Holding Co. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Philadelphia, PA

March 20, 2008

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2007	2006
ASSETS
Cash and amounts due from depository institutions	$9,540,392	$15,656,934
Federal funds sold	—	17,700,000

Cash and cash equivalents	9,540,392	33,356,934
Investment securities available for sale amortized cost—2007, $23,362,218; 2006, $23,683,154	22,272,694	23,759,615
Mortgage-backed securities held to maturity estimated fair value—2007, $4,612,137; 2006, $5,152,021	4,656,553	5,266,063
Mortgage-backed securities available for sale amortized cost—2007, $31,934,295; 2006, $39,608,982	31,986,083	39,105,325
Loans—net of allowance for loan losses of $2,307,225 and $2,049,913 at December 31, 2007 and 2006	528,057,505	433,342,427
Accrued interest receivable:
Loans	2,067,470	1,761,993
Mortgage-backed securities	162,095	194,588
Investment securities	414,532	308,590
Federal Home Loan Bank stock—at cost	6,518,500	3,480,900
Office properties and equipment—net	9,621,383	10,181,236
Prepaid expenses and other assets	2,582,282	2,585,881
Cash surrender value of life insurance	10,433,849	7,600,447
Deferred tax asset	1,209,248	1,316,049

TOTAL ASSETS	$629,522,586	$562,260,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Non-interest bearing deposits	$26,809,176	$35,223,842
Interest bearing deposits	388,421,582	381,800,409
Advances from Federal Home Loan Bank	120,230,000	54,000,000
Junior subordinated debentures	15,464,000	15,464,000
Securities sold under agreements to repurchase	8,000,000	7,090,000
Advances from borrowers for taxes and insurance	2,832,905	2,356,247
Accrued interest payable	1,204,878	904,205
Other liabilities	3,512,931	2,870,831

Total liabilities	566,475,472	499,709,534

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 8,762,742 shares issued; 8,362,080 and 8,593,819 shares outstanding at December 31, 2007 and 2006	87,627	87,627
Additional paid in capital	37,968,848	37,299,692
Retained earnings—partially restricted	33,572,429	30,781,914
Treasury stock—at cost: 400,662 and 168,923 shares at December 31, 2007 and 2006	(4,939,626)	(2,190,882)
Common stock acquired by employee benefit plans	(2,518,990)	(2,747,990)
Deferred compensation plans trust	(460,147)	(416,420)
Accumulated other comprehensive loss	(663,027)	(263,427)

Total stockholders’ equity	63,047,114	62,550,514

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$629,522,586	$562,260,048

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$28,117,993	$25,223,680	$21,169,444
Taxable interest on mortgage-backed securities	1,985,201	1,800,582	2,163,266
Non-taxable interest on municipal securities	144,999	202,960	397,285
Taxable interest and dividends on investments securities	2,370,736	2,611,463	2,541,896

Total interest and dividend income	32,618,929	29,838,685	26,271,891

INTEREST EXPENSE:
Deposits	12,558,336	10,963,333	8,120,550
Advances from Federal Home Loan Bank, securities sold under agreements to repurchase and other borrowed money	4,922,540	3,656,267	2,896,182

Total interest expense	17,480,876	14,619,600	11,016,732

NET INTEREST INCOME	15,138,053	15,219,085	15,255,159
PROVISION FOR LOAN LOSSES	260,575	300,000	300,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,877,478	14,919,085	14,955,159

OTHER INCOME:
Service charges	1,641,233	1,531,754	1,541,411
Cash surrender value of life insurance	368,402	261,353	261,681
Other	612,095	538,568	513,225

Total other income	2,621,730	2,331,675	2,316,317

OTHER EXPENSES:
Salaries and employee benefits	7,557,094	7,626,087	7,034,024
Occupancy and equipment	2,898,881	2,715,245	2,500,408
Federal insurance premiums	49,717	53,814	57,267
Advertising	443,972	425,114	398,611
Professional services	661,336	593,970	809,736
Charitable contributions	122,124	115,587	134,454
Other operating expenses	1,336,132	1,276,414	1,266,316

Total other expenses	13,069,256	12,806,231	12,200,816

INCOME BEFORE INCOME TAXES	4,429,952	4,444,529	5,070,660

INCOME TAXES:
Current	1,321,698	2,127,636	1,818,016
Deferred	317,740	(831,676)	176,669

Total income taxes	1,639,438	1,295,960	1,994,685

NET INCOME	$2,790,514	$3,148,569	$3,075,975

Earnings per share basic	$0.34	$0.38	$0.37
Earnings per share diluted	$0.34	$0.37	$0.36

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Common Stock Acquired for Employee Benefit Plans	Deferred Compensation Plans Trust	Accumulated Other Comprehensive Income (Loss)	Total Equity
BALANCE—January 1, 2005	$87,627	$38,387,523	$24,557,370	$—	$(3,205,990)	$(321,260)	$289,966	$59,795,236
Comprehensive income:
Net income	—	—	3,075,975	—	—	—	—	3,075,975
Other comprehensive loss—
Unrealized holding loss arising during the period (net of tax of $(412,565))	—	—	—	—	—	—	(662,918)	(662,918)

Comprehensive income:								2,413,057
Excess of fair value above cost of ESOP shares committed to be released	—	22,213	—	—	—	—	—	22,213
Excess of fair value below cost of restricted shares	—	(17,388)	—	—	—	—	—	(17,388)
Unallocated ESOP shares committed to employees	—	—	—	—	229,000	—	—	229,000
Purchase of restricted stock shares	—	—	—	—	(1,987,080)	—	—	(1,987,080)
Restricted stock shares	—	—	—	—	165,590	—	—	165,590
Purchase of shares by deferred compensation plans trust	—	—	—	—	—	(52,347)	—	(52,347)

BALANCE—December 31, 2005	$87,627	$38,392,348	$27,633,345	$—	$(4,798,480)	$(373,607)	$(372,951)	$60,568,282

Comprehensive income:
Net income	—	—	3,148,569	—	—	—	—	3,148,569
Other comprehensive loss—
Unrealized holding loss arising during the period (net of tax of $80,310)	—	—	—	—	—	—	109,524	109,524

Comprehensive income:								3,258,093
Reclassification upon adoption of SFAS 123 (R)	—	(1,821,490)	—	—	1,821,490	—	—	—
Purchase of treasury stock	—	—	—	(2,190,882)	—	—	—	(2,190,882)
Unallocated ESOP shares committed to employees	—	—	—	—	229,000	—	—	229,000
Excess of fair value above cost of ESOP shares committed to be released	—	57,021	—	—	—	—	—	57,021
Restricted stock shares	—	397,425	—	—	—	—	—	397,425
Stock options	—	274,388	—	—	—	—	—	274,388
Purchase of shares by deferred compensation plans trust	—	—	—	—	—	(42,813)	—	(42,813)

BALANCE—December 31, 2006	$87,627	$37,299,692	$30,781,914	$(2,190,882)	$(2,747,990)	$(416,420)	$(263,427)	$62,550,514

Comprehensive income:
Net income	—	—	2,790,514	—	—	—	—	2,790,514
Other comprehensive loss—
Unrealized holding loss arising during the period (net of tax of ($210,940))	—	—	—	—	—	—	(399,600)	(399,600)

Comprehensive income:								2,390,914
Purchase of treasury stock	—	—	—	(2,748,744)	—	—	—	(2,748,744)
Unallocated ESOP shares committed to employees	—	—	—	—	229,000	—	—	229,000
Restricted Stock APIC Adjustment	—	9,147	—	—	—	—	—	9,147
Excess of fair value above cost of ESOP shares committed to be released	—	46,144	—	—	—	—	—	46,144
Restricted stock shares	—	397,425	—	—	—	—	—	397,425
Stock options	—	216,440	—	—	—	—	—	216,440
Purchase of shares by deferred compensation plans trust	—	—	—	—	—	(43,726)	—	(43,726)

BALANCE— December 31, 2007	$87,627	$37,968,848	$33,572,428	$(4,939,626)	$(2,518,990)	$(460,146)	$(663,027)	$63,047,114

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$2,790,514	$3,148,569 $	3,075,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,425,613	1,205,988	1,307,143
Provision for loan losses	260,575	300,000	300,000
Deferred income taxes	317,740	(831,676)	176,669
Stock based compensation expense	898,157	957,834	399,415
Loss on disposal of office properties and equipment	479	619	133
Cash surrender value of life insurance	(368,402)	(261,353)	(261,681)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(378,926)	(52,838)	(183,101)
Prepaid expenses and other assets	3,601	526,266	20,847
Accrued interest payable	300,673	69,083	14,109
Other liabilities	642,100	466,589	204,231

Net cash provided by operating activities	5,892,124	5,529,081	5,053,740

INVESTING ACTIVITIES:
Principal collected on mortgage-backed securities available for sale	7,605,065	7,999,728	13,882,718
Principal collected on mortgage-backed securities held to maturity	605,852	687,526	704,230
Loans originated, net of repayments	(82,686,474)	(21,875,712)	(69,928,963)
Purchases of:
Loans receivable	(12,667,798)	(76,471)	(1,998,709)
Mortgage-backed securities held to maturity	—	(788,431)	(3,993,750)
Investment securities held to maturity	(2,955,673)	(523,429)	(9,585,200)
Investment securities available for sale	(3,000,000)	(9,977,986)	(5,509,375)
Federal Home Loan Bank stock	(4,325,700)	(1,743,600)	(2,373,000)
Office properties and equipment	(315,061)	(2,588,650)	(1,090,327)
Life insurance contracts	(2,465,000)	—	(85,100)
Proceeds from sales of:
Federal Home Loan Bank stock	1,288,100	885,500	2,851,800
Proceeds from maturities of:
Investment securities held to maturity	3,018,000	5,081,031	13,674,450
Investment securities available for sale	3,159,329	23,685,686	12,030,803

Net cash provided by (used in) investing activities	(92,739,360)	765,192	(51,420,423)

(Continued)

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Years Ended December 31,
	2007	2006	2005
FINANCING ACTIVITIES:
(Decrease) increase in deposits	$(1,793,493)	$110,349	$1,585,823
Increase (decrease) in securities sold under agreements to repurchase	910,000	(11,370,000)	(4,380,000)
Advances from Federal Home Loan Bank	261,710,000	42,000,000	17,000,000
Repayment of advances from Federal Home Loan Bank	(195,480,000)	(15,000,000)	—
Purchase of shares by deferred compensation plans trust	(43,727)	(42,813)	(52,347)
Purchase of shares for restricted stock plan	—	—	(1,987,080)
Purchase of treasury stock	(2,748,744)	(2,190,882)	—
Increase in advances from borrowers for taxes and insurance	476,658	155,922	204,553

Net cash provided by financing activities	63,030,694	13,662,576	12,370,949

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,816,542)	19,956,849	(33,995,734)
CASH AND CASH EQUIVALENTS—Beginning of period	33,356,934	13,400,085	47,395,819

CASH AND CASH EQUIVALENTS—End of period	$9,540,392	$33,356,934	$13,400,085

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION—Cash paid during the period for:
Interest	$17,180,204	$14,550,516	$11,002,623

Income taxes	$1,281,000	$1,813,000	$1,701,720

See notes to consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1. NATURE OF OPERATIONS AND THE REORGANIZATION

Ocean Shore Holding Co. (“Company”) is the federally chartered holding company for Ocean City Home Bank (“Bank”), a federally charted savings bank. The Company is a unitary savings and loan holding company and conducts its operations primarily through the Bank.

On December 21, 2004, the Company completed its initial public offering, issuing a total of 8,762,742 shares of the Company's common stock, consisting of 4,761,000 shares or 54.3% of total shares to OC Financial MHC, the mutual holding company parent of the Company, 343,499 shares or 3.9% of total shares to the Bank’s Employee Stock Ownership Plan, 166,492 shares or 1.9% of total shares to the Ocean City Home Charitable Foundation, and 3,491,751 shares or 39.8% of total shares to eligible depositors. The Company received $36.8 million of net proceeds in the offering.

The Bank’s market area consists of Atlantic and Cape May counties, New Jersey. Through an eight-branch network, the Bank operates as a retail banking concern in the communities of Ocean City and Marmora within Cape May County, and Linwood, Absecon, Ventnor and Egg Harbor Township within Atlantic County. The Bank is engaged in the business of attracting time and demand deposits from the general public, small businesses and municipalities, and investing such deposits primarily in residential mortgage loans, consumer loans and small commercial loans.

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

Treasury Stock—Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity.

On August 10, 2005, the Company’s Board of Directors approved the formation and funding of a trust that will purchase 171,749 shares of the Company’s common stock in the open market with funds contributed by the Company. As of December 31, 2007, 171,300 shares had been purchased. The remaining 449 shares have not been awarded and may be purchased from time to time at the discretion of the independent trustee of the trust. The shares will be used to fund restricted stock awards under the Company’s 2005 Equity Incentive Plan.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

On April 18, 2007, the Company announced that its board of directors approved the repurchase of up to 200,000 shares of the Company’s outstanding common stock, which is approximately 5% of outstanding shares not held by OC Financial MHC. The program began on April 30, 2007. Repurchases, which will be conducted through open market purchases or privately negotiated transactions, will be made from time to time depending on market conditions and other factors. Repurchased shares will be held in treasury. As of December 31, 2007, 174,275 shares have been repurchased. The Company intends to purchase shares in the open market to complete the remaining 25,725 shares approved for purchase.

Concentration of Credit Risk—The majority of the Company’s loans are secured by real estate or made to businesses in Atlantic or Cape May Counties, New Jersey.

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

b. Available for Sale—Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale. These securities are carried at fair value, which is based on market value. Market value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and are reported net of tax in other comprehensive income. Upon the sale of securities, any unamortized premium or unaccreted discount is considered in the determination of gain or loss from the sale. Realized gains and losses on the sale of securities are recognized utilizing the specific identification method. There were no sales of available for sale securities in 2007, 2006 or 2005.

For all securities that are in an unrealized loss position, the Company performs an evaluation of the specific events attributable to the market decline of the security. The Company considers the length of time and extent to which the security’s market value has been below cost as well as the general market conditions, industry characteristics and the fundamental operating results of the issuer to determine if the decline is other than temporary. The Company also considers as part of the evaluation its intent and ability to hold the security until its market value has recovered to a level at least equal to the amortized cost. When the Company determines that a security’s unrealized loss is other than temporary, a realized loss is recognized in the period in which the decline in value is determined to be other than temporary. The write-downs are measured based on quoted market prices of the security at the time the Company determines the decline in value was other than temporary.

Deferred Loan Fees—The Bank defers all loan origination fees, net of certain direct loan origination costs. The balance is accreted into income as a yield adjustment over the life of the loan using the level-yield method. Deferred loan fees are recorded as a component of “Loans – net” in the statement of financial condition.

Unearned Discounts and Premiums—Unearned discounts and premiums on loans, investments and mortgage-backed securities purchased are accreted and amortized, respectively, over the estimated life of the related asset. The Bank uses amortization methods which approximate the interest method.

Office Properties and Equipment—Net—Office properties and equipment are recorded at cost. Depreciation is computed using the straight-line method over the expected useful lives of the related assets as

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

follows: buildings and improvements, ten to thirty nine years or at the lesser of the life of improvement or the lease; furniture and equipment, three to seven years. The costs of maintenance and repairs are expensed as incurred, and renewals and betterments are capitalized.

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

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis. Interest income on nonaccrual loans is recognized only as collected.

Loans Held for Sale and Loans Sold—The Bank originates mortgage loans held for investment and for sale. At origination, the mortgage loan is identified as either held for sale or for investment. Mortgage loans held for sale are carried at the lower of cost or forward committed contracts (which approximates market), determined on a net aggregate basis. The Bank had no loans classified as held for sale at December 31, 2007 and 2006.

Income Taxes—Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Interest Rate Risk—The Bank is engaged principally in providing first mortgage loans to borrowers. At December 31, 2007, approximately two-thirds of the Bank’s assets consisted of assets that earned interest at fixed interest rates. Those assets were funded with long-term fixed rate liabilities and with short-term liabilities that have interest rates that vary with market rates over time. The shorter duration of the interest-sensitive liabilities indicates that the Bank is exposed to interest rate risk because, in a rising rate environment, liabilities will be repricing faster at higher interest rates, thereby reducing the market value of long-term assets and net interest income.

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

The Company assesses the retained interest in the servicing asset or liability associated with the sold loans based on the relative fair values. The servicing asset or liability is amortized in proportion to and over the period during which estimated net servicing income or net servicing loss, as appropriate, will be received. Assessment of the fair value of the retained interest is performed on a continual basis. The value of this asset is recorded as a component of “Prepaid expenses and other assets” in the statement of financial condition.

Stock Based Compensation—In August 2005, the shareholders of the Company approved the adoption of the 2005 Equity Based Incentive Plan (the “Equity Plan”). The Equity Plan provides for the grant of shares of common stock of the Company to officers, directors and employees of the Company. In order to fund the grant of shares under the Equity Plan, the Company established the Equity Plan Trust (the “Trust”) which purchased 171,300 shares of the Company’s common stock in the open market for approximately $2.0 million, an average price of $11.70 per share. The Company made sufficient contributions to the Trust to fund these purchases. No additional purchases are expected to be made by the Trust under this plan. Pursuant to the terms of the Equity Plan, all 171,300 shares acquired by the Trust were granted to certain officers and directors of the Company in August 2005. Restricted shares granted under the Equity Plan will vest at the rate of 20% per year over five years. As of December 31, 2007, 68,520 shares have been fully vested, 68,520 shares issued and no shares were forfeited.

Compensation expense related to the shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the Company’s stock at the date of grant. During the years ended December 31, 2007 and 2006, 34,260 shares were earned each year by participants of the Equity Plan, based on

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

the proportional vesting of the awarded shares. During the years ended December 31, 2007 and 2006, approximately $397,000 and $397,000, respectively, was recognized as compensation expense of the Equity Plan.

The Equity Plan also authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years. A total of 429,374 shares of common stock have been approved for future issuance pursuant to the grant of stock options under the Equity Plan of which 38,874 options were awarded on November 20, 2007, 24,000 options were awarded on November 21, 2006 and 396,000 options were awarded on August 10, 2005. At December 31, 2007, no options issued in 2007 and 2006 and 30,000 options issued in 2005 have been forfeited.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R) using a modified prospective application. Accordingly, prior period amounts have not been restated. The adoption required a reclassification to additional paid-in capital of $(1,821,000) from common stock acquired by employee benefit plan trusts. Financial statements for prior periods have not been restated. In the year ended 2007, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $216,000. The incremental stock-based compensation expense caused income before taxes to decrease by $216,000, net income to decrease by $180,000 and diluted earnings per share to decrease by $0.02 per share. As of December 31, 2007, expenses totaling $339,000 remain to be recognized over the next 4.9 years.

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

Segment Information— As a community oriented financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community-banking operations, which constitutes the Company’s only operating segment for financial reporting purposes.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value in GAAP and (iii) expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, issued in February 2008, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 on January 1, 2008 for assets and liabilities that are not excluded from FSP No. 157-2 and it did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit and postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of a defined benefit postretirement plan was effective as of the end of the fiscal year ending after December 15, 2006. The impact of this pronouncement and

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

guidance did not have an effect on the Company’s financial position or results of operations. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. The Company is continuing to evaluate the impact of this pronouncement and does not expect that the guidance will have an effect on the Company’s financial position or results of operations.

In September 2006, the EITF reached a consensus on EITF Issue No. 06-4, “The Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 addresses whether the postretirement benefit associated with an endorsement split-dollar life insurance arrangement is effectively settled in accordance with Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and APB Opinion No. 12 “Omnibus Opinion—1967” upon entering into such an arrangement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The adoption of this guidance effective January 1, 2008 did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the EITF reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 addresses (i) whether a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4, (ii) whether a policyholder should consider the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4 and (iii) whether the cash surrender value component of the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4 “Accounting for Purchases of Life Insurance” should be discounted in accordance with APB Opinion No. 21 “Interest on Receivables and Payables”, when contractual limitations on the ability to surrender a policy exist. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. Items eligible for fair value measurement option established by this statement are (i) recognized financial assets and financial liabilities (with some exceptions), (ii) firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, (iii) nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services and (iv) host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. SFAS No. 159 did not have an impact on the Company’s financial position or results of operations as the Company did not elect to fair value any of its financial assets and financial liabilities that are not currently required to be measured at fair value.

In May 2007, the FASB issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation (“FIN”) No. 48.” This FSP amended FIN 48, “Accounting for Uncertainty in Income Taxes,” to provide guidance as to the determination of whether a tax position is deemed effectively settled for purposes of recognizing previously unrecognized tax benefits under FIN 48. This guidance was adopted effective January 1, 2007 in connection with our adoption of FIN 48.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

3. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available for Sale
Debt securities:
U.S. Federal Agencies	$1,199,447	$551	$—	$1,199,998
Municipal	2,956,682	37,289	—	2,993,971
Corporate	11,193,917	104,888	(1,067,758)	10,231,047
Mutual funds	8,012,172	104,147	(268,641)	7,847,678

	$23,362,218	$246,875	$(1,336,399)	$22,272,694

	December 31, 2006
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available for Sale
Debt securities:
U.S. Federal Agencies	$1,358,777	$—	$(39,981)	$1,318,796
Municipal	2,954,971	53,948	—	3,008,919
Corporate	11,357,234	231,557	(128,283)	11,460,508
Mutual funds	8,012,172	192,094	(232,874)	7,971,392

	$23,683,154	$477,599	$(401,138)	$23,759,615

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006:

	December 31, 2007
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities:
US Federal Agencies	$—	$—	$—	$—	$—	$—
Corporate	4,312,534	(838,008)	2,280,326	(229,750)	6,592,860	(1,067,758)
Mutual funds	—	—	7,740,935	(268,641)	7,740,935	(268,641)

	$4,312,534	$(838,008)	$10,021,261	$(498,391)	$14,333,795	$(1,336,399)

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	December 31, 2006
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities:
US Federal Agencies	$—	$—	$1,318,796	$(39,981)	$1,318,796	$(39,981)
Corporate	2,110,976	(27,517)	2,409,891	(100,766)	4,520,867	(128,283)
Mutual funds	—	—	7,776,702	(232,874)	7,776,702	(232,874)

	$2,110,976	$(27,517)	$11,505,389	$(373,621)	$13,616,365	$(401,138)

Management believes that the estimated fair value of the securities is dependent upon the movement in market interest rates and, due to its ability and intent to hold the securities until recovery, that the unrealized losses are temporary. The determination of whether a decline in market value is other than temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if conclusions other than those made by management were to determine whether an other than temporary impairment exists.

At December 31, 2007, two debt securities had aggregate depreciation of 9.15% from the Company’s amortized cost basis for 12 months or longer. The unrealized loss on debt securities relates principally to the changes in market interest rates. U.S. Government and federal agencies securities represent U.S. treasury and federal agency issues and are currently rated AAA by at least one bond credit rating agency. The corporate securities have no identified credit issues and have a current average credit rating of Baa. As management has the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no decline is deemed to be other than temporary.

At December 31, 2007, two mutual fund holdings had aggregate depreciation of 3.35% from the Company’s amortized cost basis for 12 months or longer. Although the mutual fund holdings have unrealized losses, no credit issues have been identified that cause management to believe that declines in market value are other than temporary as the securities in the portfolios of the mutual fund holdings are AAA rated government or agencies bonds. Although the fair value of the mutual fund holdings will fluctuate as the market interest rates move, management believes that the fair value will recover as the securities held in the mutual fund portfolios mature and are reinvested at market rate yielding investments. Management has the ability and intent to hold these mutual funds until such time that the values recover.

At December 31, 2006, three debt securities had aggregate depreciation of 3.64% from the Company’s amortized cost basis for 12 months or longer. The unrealized loss on debt securities relates principally to the changes in market interest rates. U.S. Government and federal agencies securities represent U.S. treasury and federal agency issues and are currently rated AAA by at least one bond credit rating agency. The corporate securities have no identified credit issues and have a current average credit rating of A. As management has the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no decline is deemed to be other than temporary.

At December 31, 2006, two mutual fund holdings had aggregate depreciation of 2.91% from the Company’s amortized cost basis for 12 months or longer. Although the mutual fund holdings have unrealized losses, no credit issues have been identified that cause management to believe that declines in market value are other than temporary as the securities in the portfolios of the mutual fund holdings are AAA rated government or agencies

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

bonds. Although the fair value of the mutual fund holdings will fluctuate as the market interest rates move, management believes that the fair value will recover as the securities held in the mutual fund portfolios mature and are reinvested at market rate yielding investments. Management has the ability and intent to hold these mutual funds until such time that the values recover.

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2007
	Available for Sale
	Amortized Cost	Estimated Fair Value
Due within 1 year	$—	$—
Due after 1 year through 5 years	1,199,448	1,199,998
Due after 5 years through 10 years	1,000,000	807,500
Due after 10 years	13,150,598	12,417,517

Total	$15,350,046	$14,425,015

4. MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity

GNMA pass-through certificates	$103,571	$4,534	$—	$108,105
FHLMC pass-through certificates	516,207	9,568	—	525,775
FNMA pass-through certificates	4,036,775	1,915	(60,433)	3,978,257

	$4,656,553	$16,017	$(60,433)	$4,612,137

Available for Sale

GNMA pass-through certificates	$2,432,790	$63,388	$(1,575)	$2,494,603
FHLMC pass-through certificates	7,706,702	13,419	(68,518)	7,651,603
FNMA pass-through certificates	21,794,803	126,852	(81,778)	21,839,877

	$31,934,295	$203,659	$(151,871)	$31,986,083

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	December 31, 2006
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity

GNMA pass-through certificates	$130,408	$3,255	$—	$133,663
FHLMC pass-through certificates	523,747	5,799	—	529,546
FNMA pass-through certificates	4,611,908	1,090	(124,186)	4,488,812

	$5,266,063	$10,144	$(124,186)	$5,152,021

Available for Sale

GNMA pass-through certificates	$3,643,514	$28,973	$(22,071)	$3,650,416
FHLMC pass-through certificates	9,577,848	9,060	(192,407)	9,394,501
FNMA pass-through certificates	26,381,481	32,278	(359,437)	26,054,322
Small Business Administration certificates	6,139	—	(53)	6,086

	$39,608,982	$70,311	$(573,968)	$39,105,325

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2007:

	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
FNMA pass-through certificates—held-to-maturity	$—	$—	$3,865,994	$(60,433)	$3,865,994	$(60,433)
GNMA pass-through certificates	—	—	462,171	(1,575)	462,171	(1,575)
FHLMC pass-through certificates	752,545	(2,082)	6,277,295	(66,436)	7,029,840	(68,518)
FNMA pass-through certificates	498,827	(1,932)	7,414,109	(79,846)	7,912,936	(81,778)

	$1,251,372	$(4,014)	$18,019,569	$(208,290)	$19,270,941	$(212,304)

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2006:

	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
FNMA pass-through certificates—held-to-maturity	$—	$—	$4,358,260	$(124,186)	$4,358,260	$(124,186)
SBA pass-through certificates	—	—	6,086	(53)	6,086	(53)
GNMA pass-through certificates	—	—	1,090,169	(22,071)	1,090,169	(22,071)
FHLMC pass-through certificates	—	—	8,600,208	(192,407)	8,600,208	(192,407)
FNMA pass-through certificates	11,102,703	(66,259)	12,792,146	(293,178)	23,894,849	(359,437)

	$11,102,703	$(66,259)	$26,846,869	$(631,895)	$37,949,572	$(698,154)

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Management believes that the estimated fair value of the securities is dependent upon the movement in market interest rates and, due to its ability and intent to hold the securities until recovery, that the unrealized losses are temporary. At December 31, 2007, nineteen mortgage-backed securities had aggregate depreciation of 1.14% from the Company’s amortized cost basis for 12 months or longer. The unrealized losses relate principally to the changes in market interest rates. These securities represent asset backed federal agency issues and are currently rated AAA by at least one bond credit rating agency. As management has the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no declines are deemed to be other than temporary.

At December 31, 2006, twenty-six mortgage-backed securities had aggregate depreciation of 2.30% from the Company’s amortized cost basis for 12 months or longer. The unrealized losses relate principally to the changes in market interest rates. These securities represent asset backed federal agency issues and are currently rated AAA by at least one bond credit rating agency. As management has the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no declines are deemed to be other than temporary.

5. LOANS RECEIVABLE—NET

Loans receivable consist of the following:

	December 31,
	2007	2006
Real estate—mortgage:
One-to-four family residential	$408,144,725	$316,567,389
Commercial and multi-family	33,319,467	32,661,642

Total real—estate mortgage	441,464,192	349,229,031

Real estate—construction:
Residential	5,098,647	6,983,084
Commercial	5,143,624	6,803,828

Total real estate—construction	10,242,271	13,786,912

Commercial	17,323,682	16,824,623

Consumer
Home equity	58,083,825	53,178,740
Other consumer loans	972,489	938,184

Total consumer loans	59,056,314	54,116,924

Total loans	528,086,459	433,957,490
Net deferred loan cost	2,278,271	1,434,850
Allowance for loan losses	(2,307,225)	(2,049,913)

Net total loans	$528,057,505	$433,342,427

The Bank grants loans to customers primarily in its local market area. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market. The intent of management is to hold loans originated and purchased to maturity.

The Bank is servicing loans for the benefit of others totaling approximately $6,960,000 and $7,800,000 at December 31, 2007 and 2006, respectively. Servicing loans for others generally consists of collecting mortgage

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

payments, disbursing payments to investors and occasionally processing foreclosures. Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

The Bank originates and purchases both fixed and adjustable interest rate loans. At December 31, 2007 and 2006, the composition of these loans was approximately $420,062,000 and $316,381,000, respectively, of fixed rate loans and $107,997,000 and $116,961,000, respectively, of adjustable rate loans.

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2007	2006	2005
Balance, beginning of year	$2,049,914	$1,752,667	$1,466,295
Provision for loan loss	260,575	300,000	300,000
Charge-offs	(8,245)	(8,640)	(17,727)
Recoveries	4,981	5,887	4,099

Balance, end of year	$2,307,225	$2,049,914	$1,752,667

The provision for loan losses charged to expense is based upon past loan loss experiences and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. As of December 31, 2007, 2006 and 2005, the impaired loan balance was measured for impairment based on the fair value of the loans’ collateral. Loans collectively evaluated for impairment include residential real estate loans, consumer loans, and smaller balance commercial and commercial real estate loans. During the years ended December 31, 2007, 2006 and 2005, the Bank had no loans considered to be impaired other than those collectively evaluated for impairment.

Non-performing loans at December 31, 2007 and 2006 consisted of non-accrual loans that amounted to approximately $295,843 and $531,799 respectively. The reserve for delinquent interest on loans totaled $13,968 and $15,324 at December 31, 2007 and 2006, respectively.

Certain directors and officers of the Company have loans with the Bank. Repayments and other includes loans for which there was a change in employee status which resulted in a change in loan classification. Total loan activity for directors and officers was as follows:

	Years Ended December 31,
	2007	2006	2005
Balance, beginning of year	$5,681,526	$5,843,345	$6,927,270
Additions	650,000	939,495	925,000
Repayments and other	(846,161)	(1,101,314)	(2,008,925)

Balance, end of year	$5,485,365	$5,681,526	$5,843,345

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

6. OFFICE PROPERTIES AND EQUIPMENT—NET

Office properties and equipment are summarized by major classification as follows:

	December 31,
	2007	2006
Land	$2,521,067	$2,521,067
Buildings and improvements	8,945,853	8,914,286
Furniture and equipment	5,411,163	5,446,212

Total	16,878,083	16,881,565
Accumulated depreciation	(7,256,700)	(6,700,329)

Net	$9,621,383	$10,181,236

For the years ended December 31, 2007, 2006 and 2005, depreciation expense amounted to $874,435, $806,347, and $766,337 respectively.

7. DEPOSITS

Deposits consist of the following major classifications:

	December 31,
	2007		2006
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

NOW and other demand deposit accounts	$190,870,360	1.84%	$205,337,742	1.99%
Passbook savings and club accounts	52,501,484	1.11%	61,616,971	1.13%

Subtotal	243,371,844		266,954,713

Certificates with original maturities:
Within one year	85,464,138	4.76%	74,507,694	4.58%
One to three years	54,441,262	4.79%	35,873,119	4.15%
Three years and beyond	31,953,514	4.33%	39,688,725	4.87%

Total certificates	171,858,914		150,069,538

Total	$415,230,758		$417,024,251

The aggregate amount of certificate accounts in denominations of $100,000 or more at December 31, 2007 and 2006 amounted to $58,188,753 and $49,573,074, respectively. Deposit amounts in excess of $100,000 are generally not federally insured.

Municipal demand deposit accounts in denominations of $100,000 or more at December 31, 2007 and 2006 amounted to $64,752,734 and $67,786,681, respectively.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

8. ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK

Advances from the FHLB of New York are as follows:

	Interest Rate	December 31,
Due		2007	2006
January 2, 2008	3.610%	$8,230,000	$—
December 17, 2012	3.440%	—	5,000,000
February 20, 2013	3.160%	2,000,000	2,000,000
December 17, 2014	3.765%	15,000,000	—
December 21, 2015	4.540%	5,000,000	5,000,000
March 22, 2016	4.140%	—	12,000,000
April 11, 2016	4.795%	10,000,000	10,000,000
August 22, 2016	4.361%	10,000,000	10,000,000
November 29, 2016	3.846%	—	10,000,000
February 28, 2017	4.070%	10,000,000	—
April 5, 2017	4.580%	10,000,000	—
June 22, 2017	4.609%	20,000,000	—
August 1, 2017	4.320%	10,000,000	—
November 16, 2017	3.875%	20,000,000	—

		$120,230,000	$54,000,000

The advances are collateralized by FHLB stock and substantially all first mortgage loans. The carrying value of assets pledged to the FHLB of New York was $243,020,265 and $211,635,658 at December 31, 2007 and 2006, respectively.

The following table sets forth information concerning balances and interest rates on our FHLB advances at the dates and for the periods indicated.

	December 31,
	2007	2006
Weighted average balance during the year	$73,462,301	$41,415,137
Maximum month-end balance during the year	120,230,000	54,000,000
Balance outstanding at the end of the year	120,230,000	54,000,000
Weighted average interest rate during the year	4.31%	4.22%
Weighted average interest rate at the end of the year	4.17%	4.18%

Unused lines of credit and borrowing capacity available for short-term borrowings from the FHLB of New York at December 31, 2007 and 2006 were $126,020,265 and $152,635,658, respectively.

The Company has lines of credit and advance commitments with the FHLB of New York totaling approximately $47,384,000. These variable rate commitments expire July 31, 2008.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities underlying the reverse repurchase agreements were delivered to the broker-dealers who arranged the transactions and have agreed to resell to the Bank the same securities at the maturities of the agreements.

Information concerning funds purchased under repurchase agreements is summarized as follows:

	December 31,
	2007	2006
Weighted average balance during the year	$7,646,521	$10,733,644
Maximum month-end balance during the year	8,500,000	18,570,000
Balance outstanding at the end of the year	8,000,000	7,090,000

Weighted average interest rate during the year	5.42%	5.20%
Weighted average interest rate at the end of the year	5.28%	5.38%

Mortgage-backed securities and securities of federal agencies collateralizing the agreements at year end:
Carrying value	9,963,098	8,801,262
Estimated fair value	9,805,587	8,729,195

Maturities of the agreements outstanding at December 31, 2007 are as follows:

Par Value
2008	$8,000,000

Total	$8,000,000

10. INCOME TAXES

The income tax provision consists of the following:

	Years Ended December 31,
	2007	2006	2005
Income taxes:
Current:
Federal	$886,633	$1,594,113	$1,336,540
State	435,065	533,523	481,476

Total current tax provision	1,321,698	2,127,636	1,818,016

Deferred:
Federal	301,916	(753,024)	60,239
State	15,824	(78,652)	116,430

Total deferred tax provision (benefit)	317,740	(831,676)	176,669

Total income tax provision	$1,639,438	$1,295,960	$1,994,685

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

The Company’s provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate to income before income before taxes as follows:

	Years Ended December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense at statutory rate	$1,506,184	34.0%	$1,511,140	34.0%	$1,724,024	34.0%
State income taxes, net of federal benefit	297,587	6.7	300,215	6.8	394,618	7.8
Changes in taxes resulting from:
Tax exempt income	(126,587)	(2.9)	(90,179)	(2.0)	(120,568)	(2.4)
Non-deductible expenses	85,874	1.9	—	—	—	—
Increase in valuation allowance	168,000	3.8	108,800	2.5	—	—
Tax refund	(242,000)	(5.4)	—	—	—	—
Reversal of excess tax accrual	(80,000)	(1.8)	(576,969)	(13.0)	—	—
Other	30,380	0.7	42,953	0.9	(3,389)	(0.1)

Total	$1,639,438	37.0%	$1,295,960	29.2%	$1,994,685	39.3%

The effective tax rate for 2007 was 37.0% compared to 29.2% for 2006. The increase is primarily due to the Company’s change in policy regarding the tax treatment on bank owned life insurance during the third quarter of 2006 which resulted in a $500,000 decrease in income taxes for the nine months ended September 30, 2006. In the quarter ended September 30, 2007, the Company recorded a tax refund of $242,000. Partially offsetting the impact of the refund was a $168,000 tax valuation allowance relating to the deferred tax asset established in connection with the Company’s contribution to the charitable foundation established in connection with its public offering in December of 2004. The Company determined that, based on its assessment of future taxable income and expectations of charitable contributions, it is probable that the tax benefit of the contribution may not be fully realized.

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Unrealized loss on available for sale securities	$374,708	$163,769
Charitable contributions	274,391	362,978
Allowance for loan losses	921,506	818,735
Nonperforming loans	5,579	6,120
Deferred compensation	213,777	177,281
Employee benefits	782,347	653,162
Valuation allowance	(276,881)	(108,800)
Other	24,764	27,352

Total deferred tax assets	2,320,191	2,100,597

Deferred tax liabilities:
Deferred loan costs	(867,789)	(573,079)
Property	(74,364)	(60,330)
Servicing	(21,684)	(26,599)
IRC Section 475 mark-to-market	(147,106)	(124,540)

Total deferred tax liabilities	(1,110,943)	(784,548)

Net deferred tax asset	$1,209,248	$1,316,049

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

The Bank uses the specific charge-off method for computing reserves for bad debts. The bad debt deduction allowable under this method is available to large banks with assets over $500 million. Generally, this method allows the Bank to deduct an annual addition to the reserve for bad debts equal to its net charge-offs. Retained earnings at December 31, 2007 and 2006 include approximately $2,400,000 representing bad debt deductions as of December 31, 1987 for which no deferred income tax has been recorded. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if one of the following occur: (1) the Company’s retained earnings represented by this reserve are used for distributions in liquidation or for any other purpose other than to absorb losses from bad debts; (2) the company fails to qualify as a Bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN No. 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 was applied to all existing tax positions upon initial adoption. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007 and the initial application of the interpretation did not have an impact to the Company’s financial position or results of operations. As of the date of adoption and December 31, 2007, there was no liability for uncertain tax positions and no known unrecognized tax benefits and at December 31, 2007. The Company does not expect this to change during 2008.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of December 31, 2007, the tax years ended December 31, 2004, 2005 and 2006 were subject to examination by all tax jurisdictions. The statute of limitations for the tax year ended December 31, 2003 expired during 2007. As of December 31, 2007, no audits were in process by a major tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to the Company’s unrecognized tax benefits, as none exist.

11. JUNIOR SUBORDINATED DEBENTURES

In 1998, Ocean Shore Capital Trust I (the “Trust”), a trust created under Delaware law that is wholly owned by the Company, issued $15 million of 8.67% Capital Securities (the “Capital Securities”) with a liquidation amount of $1,000 per Capital Security unit and a scheduled maturity of July 15, 2028. The proceeds from the sale of the Capital Securities were utilized by the Trust to invest in $15.5 million of 8.67% Junior Subordinated Deferrable Interest Debentures (the “Debentures”) of the Company. The Debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Interest on the Capital Securities is cumulative and payable semi-annually in arrears. The Company has the option, subject to required regulatory approval, to prepay the Debentures in whole or in part, at various prepayment prices, plus accrued and unpaid interest thereon to the date of the prepayment.

12. COMMITMENTS AND CONTINGENCIES

Loan Commitments—As of December 31, 2007, the Company had approximately $19,465,000 in outstanding commitments to originate fixed and variable rate loans with market interest rates ranging from 5.375% to 8.75% and approximately $30,843,000 in unused lines of credit with interest rates ranging from 6.25% to 16.00% on funds disbursed. Commitments are issued in accordance with the same policies and underwriting procedures as settled loans.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Lease Commitment—The Company leases certain property and equipment under noncancellable operating leases. Scheduled minimum lease payments are as follows:

Year Ending December 31
2008	$135,153
2009	140,515
2010	114,841
2011	43,437
2012	—
Thereafter	—

Total	$433,946

Rent expense for all operating leases were approximately $130,664, $130,361 and $101,225 for the years ended December 31, 2007, 2006 and 2005, respectively.

Cash Reserve Requirement—The Bank is required to maintain average reserve balances under the Federal Reserve Act and Regulation D issued thereunder. Such reserves totaled approximately $100,000 at December 31, 2007 and 2006.

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

The difference between the common shares outstanding and basic average shares outstanding, for the purposes of calculating basic earnings per share, is a result of the unallocated ESOP and restricted stock shares.

The calculated basic and diluted earnings per share (“EPS”) are as follows:

	December 31,
	2007	2006	2005
Numerator—Net Income	$2,790,514	$3,148,569	$3,075,975
Denominators:
Basic average shares outstanding	8,104,373	8,259,473	8,405,677
Decrease in shares due to treasury stock method	794	7,106	—
Increase in shares due to unearned restricted stock	123,524	157,784	47,916

Diluted average shares outstanding	8,227,103	8,410,151	8,453,593
Earnings per share:
Basic	$0.34	$0.38	$0.37
Diluted	$0.34	$0.37	$0.36

At December 31, 2007, 2006 and 2005 there were 428,874, 392,692 and 388,500 outstanding options that were anti-dilutive respectively.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes that, as of December 31, 2007, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2007, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum tangible, core and risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		Required For Capital Adequacy Purposes		Required To Be Considered Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Tangible capital	$60,982,000	9.97%	$9,177,000	1.50%	N/A	N/A
Core capital	60,982,000	9.97	24,473,000	4.00	$36,709,000	6.00%
Tier 1 risk-based capital	60,982,000	16.96	N/A	N/A	21,571,000	6.00
Total risk-based capital	63,289,000	17.60	28,762,000	8.00	35,952,000	10.00
As of December 31, 2006:
Tangible capital	$58,173,000	10.71%	$8,150,000	1.50%	N/A	N/A
Core capital	58,173,000	10.71	21,732,000	4.00	$32,599,000	6.00%
Tier 1 risk-based capital	58,173,000	18.59	N/A	N/A	18,777,000	6.00
Total risk-based capital	60,223,000	19.24	25,036,000	8.00	31,294,500	10.00

Capital levels at December 31, 2007 and 2006 for the Bank represents only the capital maintained at the Bank level, which is less than the capital of the Company.

Federal banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total dividends that may be paid at any date is generally limited to the earnings of the Bank for the year to date plus retained earnings for the prior two years, net of any prior capital distributions. In addition, dividends paid by the Bank to the Company would be prohibited if the distribution would cause the Bank’s capital to be reduced below the applicable minimum capital requirements. For the years ended December 31, 2007 and 2006, the Bank paid $1,200,000 and $1,000,000 in dividends to the Company respectively.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

15. BENEFIT PLANS

401(k) Plan

The Company maintains an approved 401(k) Plan. All employees age 18 and over are eligible to participate in the plan at the beginning of the quarter after hire date. The employees may contribute up to 100% of their compensation to the plan with the Company matching one-half of the first eight percent contributed. Full vesting in the plan is prorated equally over a five-year period from the date of employment. The contributions to the 401(k) Plan for the years ended December 31, 2007, 2006 and 2005 were $120,640, $138,464 and $143,132, respectively and were included in salaries and benefits expense.

Deferred Compensation Plans

The Bank maintains a deferred compensation plan whereby certain officers will be provided supplemental retirement benefits for a period of fifteen years following normal retirement. The benefits under the plan are fully vested for all officers. The Company makes annual contributions, based upon an accrued liability schedule, to a trust for each respective officer organized by the Company to administer the plan so that the amounts required will be provided at the normal retirement dates and thereafter. Assuming normal retirement, the benefits under the plan will be paid in varying amounts between 2013 and 2031. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of employment, or death. The contributions to the plan for the years ended December 31, 2007, 2006 and 2005 were $312,500, $276,000 and $260,329, respectively, and were included as a component of “Salaries and employee benefits” expense in the statement of income. The liability is included as a component of “Other liabilities” in the statement of financial condition.

The Bank maintains a directors’ deferred compensation plan whereby directors may defer into a retirement account a portion of their monthly director fees for a specified period to provide a specified amount of income for a period of five to ten years following normal retirement. The Company also accrues the interest cost on the deferred fee obligation so that the amounts required will be provided at the normal retirement dates and thereafter. Assuming normal retirement, the benefits under the plan will be paid in varying amounts between 2008 and 2029. Payments of $26,516 were made from the plan in 2007. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of service, or death. At December 31, 2007 and 2006, the accrued deferred compensation liability amounted to approximately $535,245 and $443,867, respectively, and is included as a component of “Other Liabilities” in the statement of financial condition. The contributions to the plan for the years ended December 31, 2007, 2006 and 2005 were $100,472, $124,270 and $135,250, respectively, and were included in salaries and benefits expense.

The Bank is the owner and primary beneficiary of insurance policies on the lives of participating officers and directors. Such policies were purchased to informally fund the benefit obligations and to allow the Company to honor its contractual obligations in the event of pre-retirement death of a covered officer or director. Certain of the insurance policies owned by the Bank are policies under which the employee’s designated beneficiary is entitled to part of the policy benefits upon the death of the employee. The aggregate cash surrender value of all policies owned by the Company amounted to $10,433,849 and $7,600,447 at December 31, 2007 and 2006, respectively.

During 2004, a Deferred Compensation Stock Plan was established creating a rabbi trust to fund benefit plans for certain officers and directors to acquire shares through deferred compensation plans. During 2007 and 2006, 3,534 and 3,386 shares were purchased for $43,726 and $42,813, respectively, at various market prices. In the Company’s initial public offering, approximately 30,900 shares of the Company’s common stock were purchased for approximately $321,000 by this trust.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

All shares that have not been released for allocation to participants are held in a suspense account by the ESOP for future allocation as the loan is repaid. Unallocated common stock purchased by the ESOP is recorded as a reduction of stockholders' equity at cost. During the years ended December 31, 2007 and 2006, the Company recorded an expense related to this plan of approximately $275,000 and $286,000, respectively.

Stock Option Plan

A summary of the status of the Company’s stock options under the Equity Plan as of December 31, 2007 and 2006 and changes during the years ended December 31, 2007 and 2006 are presented below:

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at the beginning of the year	397,500	$11.68	388,500	$11.60
Granted	38,874	9.95	24,000	13.00
Exercised	—	—	—	—
Forfeited	(7,500)	11.60	(15,000)	11.60

Outstanding at the end of the year	428,874	$11.53	397,500	$11.68

Exercisable at the end of the year	151,200	$11.64	74,700	$11.60

The following table summarizes all stock options outstanding under the Equity Plan as of December 31, 2007:

	Options Outstanding
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
			(in years)
$11.60	366,000	$11.60	7.6
$13.00	24,000	$13.00	8.9
$9.95	38,874	$9.95	9.9

Total	428,874	$11.53	7.9

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

The estimated fair value of options granted during 2007 and 2006 was $2.10 and $2.52 per share respectively. The fair value was estimated on the date of grant using the Black-Scholes Single Option Pricing Model with the following weighted average assumptions used:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Dividend yield	0.00%	0.00%
Expected volatility	25.95%	19.79%
Risk-free interest rate	3.25%	4.50%
Expected life of options	5.0	5.0

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

	December 31,
	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Assets:
Cash and cash equivalents	$9,540,392	$9,540,392	$33,356,934	$33,356,934
Investment securities:
Available for sale	22,272,694	22,272,694	23,759,615	23,759,615

Mortgage-backed securities:
Held to maturity	4,656,553	4,612,137	5,266,063	5,152,021
Available for sale	31,986,083	31,986,083	39,105,325	39,105,325
Loans receivable, net	528,057,505	529,515,000	433,342,427	429,277,000
Federal Home Loan Bank stock	6,518,500	6,518,500	3,480,900	3,480,900

Liabilities:
NOW and other demand deposit accounts	190,870,360	190,870,360	205,337,742	205,337,742
Passbook savings and club accounts	52,501,484	52,501,484	61,616,971	61,616,971
Certificates	171,858,914	167,059,271	150,069,538	145,317,591
Advances from Federal Home Loan Bank	120,230,000	124,882,170	54,000,000	53,980,946
Securities sold under agreements to repurchase	8,000,000	8,030,218	7,090,000	7,117,252
Junior subordinated debenture	15,464,000	15,346,078	15,464,000	16,286,685

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

NOW and Other Demand Deposit, Passbook Savings and Club, and Certificates Accounts—The fair value of NOW and other demand deposit accounts and passbook savings and club accounts is the amount payable on demand at the reporting date. The fair value of certificates is estimated by discounting future cash flows using interest rates currently offered on certificates with similar remaining maturities.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2007 and 2006. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2007 and 2006, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

17. RELATED PARTY TRANSACTION

There were no related party transactions during the reporting period.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

18. PARENT ONLY FINANCIAL INFORMATION

The following are the condensed financial statements for Ocean Shore Holding Co. (Parent company):

	December 31,
	2007	2006
CONDENSED STATEMENTS OF FINANCIAL CONDITION
Assets:
Cash and cash equivalents	$276,502	$6,430
Investment securities	15,397,177	16,996,522
Investment in subsidiary	61,799,853	58,962,278
Other assets	4,659,559	4,761,048

Total assets	$82,133,091	$80,726,278

Liabilities:
Securities sold under agreements to repurchase	$3,000,000	$2,090,000
Junior subordinated debenture	15,464,000	15,464,000
Other liabilities	621,977	621,764

Total liabilities	19,085,977	18,175,764

Stockholders’ equity	63,047,114	62,550,514

Total liabilities and stockholders’ equity	$82,133,091	$80,726,278

	Years Ended December 31,
	2007	2006	2005
CONDENSED STATEMENTS OF INCOME
Interest income	$1,167,417	$1,311,934	$1,334,343
Interest expense	1,482,757	1,496,816	1,499,786

Net interest loss	(315,340)	(184,882)	(165,443)
Other expenses	198,409	181,043	199,075

Loss before income tax benefit and equity in undistributed earnings in subsidiary	(513,749)	(365,925)	(364,518)
Income taxes	(87,184)	110,764	(119,561)

Loss before equity in undistributed earnings in subsidiary	(426,565)	(476,689)	(244,957)
Equity in undistributed earnings of subsidiary	3,217,079	3,625,258	3,320,932

Net income	$2,790,514	$3,148,569	$3,075,975

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Years Ended December 31,
	2007	2006	2005
CONDENSED STATEMENTS OF CASH FLOWS

OPERATING ACTIVITIES:
Net income	$2,790,514	$3,148,569	$3,075,975
Equity in undistributed earnings in subsidiary	(3,217,079)	(3,625,258)	(3,320,932)
Net amortization of investment premiums/discounts	155,973	30,449	49,360
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(41,987)	9,639	(6,299)
Prepaid expenses and other assets	158,493	83,986	136,560
Accrued interest payable	1,840	(180)	965
Other liabilities	—	236,640	120,785
Intercompany payables	(1,627)	1,966	(248,422)

Net cash used in operating activities	(153,873)	(114,189)	(192,008)

INVESTING ACTIVITIES:
Principal repayment of mortgage backed securities held to maturity	435,848	470,932	316,982
Principal repayment of mortgage backed securities available for sale	1,453,486	2,037,403	3,404,205
Principal payments on ESOP loan	173,355	164,708	156,493
Purchase of investment securities available for sale	(3,000,000)	—	(1,511,250)
Purchase of mortgage backed securities held to maturity	—	—	(4,000,000)
Proceeds from call of investment securities available for sale	2,000,000	—	—

Net cash provided by (used in) investing activities	1,062,689	2,673,043	(1,633,570)

FINANCING ACTIVITIES:
Repayment of borrowed money	—	—	—
Decreases in securities sold under repurchase agreements	910,000	(1,370,000)	620,000
Treasury stock purchases	(2,748,744)	(2,190,882)	—
Dividends received	1,200,000	1,000,000	800,000

Net cash provided by (used in) financing activities	(638,744)	(2,560,882)	1,420,000

Net increase (decrease) in cash & cash equivalents	270,072	(2,028)	(405,578)
Cash and cash equivalents—beginning	6,430	8,458	414,037

Cash and cash equivalents—ending	$276,502	$6,430	$8,458

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

19. QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(Dollars in thousands)
Total interest income	$7,729	$7,937	$8,248	$8,704
Total interest expense	4,094	4,264	4,468	4,654

Net interest income	3,635	3,673	3,780	4,050
Provision for loan losses	75	75	48	62

Net interest income after provision for loan losses	3,560	3,598	3,732	3,988
Other income	598	637	680	707
Other expense	3,332	3,209	3,173	3,356

Income before income taxes	826	1,026	1,239	1,339
Income taxes	325	407	428	480

Net income (loss)	$501	$619	$811	$859

Earnings per share basic (1)	$0.06	$0.08	$0.10	$0.11
Earnings per share diluted (1)	$0.06	$0.08	$0.10	$0.11

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(Dollars in thousands)
Total interest income	$7,151	$7,347	$7,635	$7,706
Total interest expense	3,355	3,557	3,758	3,949

Net interest income	3,796	3,790	3,877	3,757
Provision for loan losses	75	75	75	75

Net interest income after provision for loan losses	3,721	3,715	3,802	3,682
Other income	555	599	591	586
Other expense	3,130	3,154	3,219	3,303

Income before income taxes	1,146	1,160	1,174	965
Income taxes	443	460	5	389

Net income	$703	$700	$1,169	$576

Earnings per share basic (1)	$0.08	$0.08	$0.14	$0.07
Earnings per share diluted (1)	$0.08	$0.08	$0.14	$0.07

(1)	Earnings per share are computed independently for each period presented. Consequently, the sum of the quarters may not equal the total earnings per share for the year.

* * * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based upon the criteria set forth in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company’s management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the directors and officers of Ocean Shore Holding, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2008 Annual Meeting of Stockholders and to Part I, Item 1, “Business—Executive Officers of the Registrant” to this Annual Report on Form 10-K.

Ocean Shore Holding has adopted a code of ethics that applies to its principal executive officer, the principal financial officer and principal accounting officer. This code is incorporated herein by reference to Ocean Shore Holding’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a) Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Ocean Shore Holding’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

(b) Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Ocean Shore Holding’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

(c) Changes in Control

Management of Ocean Shore Holding knows of no arrangements, including any pledge by any person or securities of Ocean Shore Holding, the operation of which may at a subsequent date result in a change in control of the registrant.

(d) Equity Compensation Plan Information

The following table sets forth information as of December 31, 2007 about Company common stock that may be issued upon the exercise of options under the Ocean Shore Holding Co. 2005 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	428,874	$11.53	500
Equity compensation plans not approved by security holders	—	—	—
Total	428,874	$11.53	500

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information relating to the principal accountant fees and expenses is incorporated herein by reference to Ocean Shore Holding’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3) Exhibits

3.1	Charter of Ocean Shore Holding Co.(1)

3.2	Certificate of Amendment of Charter of Ocean Shore Holding Co.(1)

3.3	Amended and Restated Bylaws of Ocean Shore Holding Co.(2)

4.1	Specimen Stock Certificate of Ocean Shore Holding Co.(1)

4.2	No long-term debt instrument issued by Ocean Shore Holding Co. exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, Ocean Shore Holding Co. will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

10.1	*Employment Agreement by and between Ocean Shore Holding Co., Ocean City Home Bank and Steven E. Brady(2)

10.2	*Ocean City Home Bank Directors’ Deferred Compensation Plan(1)

10.3	*Salary Continuation Agreement by and between Ocean City Home Bank and Steven E. Brady and all amendments thereto(1)

10.4	*Salary Continuation Agreement by and between Ocean City Home Bank and Anthony J. Rizzotte and all amendments thereto(1)

10.5	*Split Dollar Life Insurance Agreement by and between Ocean City Home Bank and Steven E. Brady(1)

10.6	*Split Dollar Life Insurance Agreement by and between Ocean City Home Bank and Anthony J. Rizzotte(1)

10.7	*Ocean City Home Bank Director and Executive Life Insurance Plan(1)

10.8	*Ocean City Home Bank Supplemental Executive Retirement Plan(2)

10.9	*Ocean City Home Bank Change in Control Severance Compensation Plan(2)

10.10	*Change in Control Agreement by and between Ocean City Home Bank and certain executive officers(2)

10.11	*Change in Control Agreement by and between Ocean City Home Bank and Kim Davidson, as amended(3)

10.12	*Ocean City Home Bank Stock-Based Deferred Compensation Plan(1)

10.13	*Amendment to Ocean City Home Bank Executive Incentive Retirement Plan(1)

10.14	*Amendment to Ocean City Home Bank Directors’ Deferred Compensation Plan(1)

10.15	*Ocean Shore Holding Co. 2005 Equity Incentive Plan(4)

10.16	*Form of Restricted Stock Award Agreement for the Ocean Shore Holding Co. 2005 Equity Incentive Plan(5)

10.17	*Form of Non-Statutory Stock Option Award Agreement for the Ocean Shore Holding Co. 2005 Equity Incentive Plan(5)

10.18	*Form of Incentive Stock Option Award Agreement for the Ocean Shore Holding Co. 2005 Equity Incentive Plan(5)

10.19	*Amendment to the Employment Agreement between Ocean Shore Holding Co., Ocean City Home Bank and Steven E. Brady(6)

10.20	*Second Amendment to the Employment Agreement between Ocean Shore Holding Co., Ocean City Home Bank and Steven E. Brady

14.0	Code of Ethics and Business Conduct(2)

21.0	List of Subsidiaries

23.0	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended, initially filed on August 27, 2004.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
(4)	Incorporated by reference to the Company’s proxy statement filed on June 7, 2005.
(5)	Incorporated by reference to the Company’s Form S-8 filed on August 15, 2005.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN SHORE HOLDING CO.

Date: March 19, 2008	By:	/s/ STEVEN E. BRADY
Steven E. Brady
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEVEN E. BRADY Steven E. Brady	President, Chief Executive Officer (principal executive officer)	March 19, 2008

/s/ DONALD F. MORGENWECK Donald F. Morgenweck	Senior Vice President and Chief Financial Officer (principal accounting and financial officer)	March 19, 2008

/s/ SYLVA A. BERTINI Sylva A. Bertini	Director	March 19, 2008

/s/ FREDERICK G. DALZELL, M.D. Frederick G. Dalzell, M.D.	Director	March 19, 2008

/s/ CHRISTOPHER J. FORD Christopher J. Ford	Director	March 19, 2008

/s/ ROBERT A. PREVITI, ED.D. Robert A. Previti, Ed.D.	Director	March 19, 2008

/s/ JOHN L. VAN DUYNE, JR. John L. Van Duyne, Jr.	Director	March 19, 2008

/s/ SAMUEL R. YOUNG Samuel R. Young	Director	March 19, 2008