Form 10-Q
period 2008-03-31
OCEAN SHORE HOLDING CO
filed 2008-05-14
CIK 1298716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date: At May 1, 2008, the registrant had 8,336,355 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2008	December 31, 2007
ASSETS

Cash and amounts due from depository institutions	$12,038,820	$9,540,392
Federal funds sold	7,200,000	—

Cash and cash equivalents	19,238,820	9,540,392

Investment securities available for sale (amortized cost—$21,961,951 at March 31, 2008; $23,362,218 at December 31, 2007)	19,795,401	22,272,694
Mortgage-backed securities held to maturity (estimated fair value—$4,571,466 at March 31, 2008; $4,612,137 at December 31, 2007)	4,549,906	4,656,553
Mortgage-backed securities available for sale (amortized cost—$29,932,718 at March 31, 2008; $31,934,295 at December 31, 2007)	30,350,783	31,986,083
Loans—net of allowance for loan losses of $2,377,617 at March 31, 2008 and $2,307,225 at December 31, 2007	553,104,774	528,057,505
Accrued interest receivable:
Loans	2,042,138	2,067,470
Mortgage-backed securities	153,926	162,095
Investment securities	279,247	414,532
Federal Home Loan Bank stock—at cost	7,318,100	6,518,500
Office properties and equipment—net	10,307,320	9,621,383
Prepaid expenses and other assets	2,496,222	2,582,282
Cash surrender value of life insurance	10,537,281	10,433,849
Deferred tax asset	1,435,656	1,209,248

TOTAL ASSETS	$661,609,574	$629,522,586

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$27,690,587	$26,809,176
Interest bearing deposits	401,089,317	388,421,582
Advances from Federal Home Loan Bank	138,000,000	120,230,000
Junior subordinated debenture	15,464,000	15,464,000
Securities sold under agreements to repurchase	8,000,000	8,000,000
Advances from borrowers for taxes and insurance	3,199,131	2,832,905
Accrued interest payable	894,983	1,204,878
Other liabilities	4,298,300	3,512,931

Total liabilities	598,636,318	566,475,472

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 8,762,742 shares issued; 8,336,355 and 8,362,080 shares outstanding at March 31, 2008 and December 31, 2007, respectively	87,627	87,627
Additional paid-in capital	38,117,203	37,968,848
Retained earnings—partially restricted	34,052,495	33,572,429
Treasury stock—at cost: 426,387 shares at March 31, 2008; 400,662 shares at December 31, 2007	(5,204,152)	(4,939,626)
Common stock acquired by employee benefits plans	(2,461,740)	(2,518,990)
Deferred compensation plans trust	(470,809)	(460,147)
Accumulated other comprehensive loss	(1,147,368)	(663,027)

Total stockholders’ equity	62,973,256	63,047,114

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$661,609,574	$629,522,586

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2008	2007
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$7,935,144	$6,505,496
Taxable interest on mortgage-backed securities	446,352	531,892
Non-taxable interest on municipal securities	23,388	36,070
Taxable interest and dividends on other investment securities	471,998	655,751

Total interest and dividend income	8,876,882	7,729,209

INTEREST EXPENSE:
Deposits	2,863,912	3,092,428
Advances from Federal Home Loan Bank, securities sold under agreements to repurchase and other borrowed money	1,687,248	1,001,552

Total interest expense	4,551,160	4,093,980

NET INTEREST INCOME	4,325,722	3,635,229

PROVISION FOR LOAN LOSSES	69,000	75,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,256,722	3,560,229

OTHER INCOME:
Service charges	366,143	375,479
Cash surrender value of life insurance	103,431	77,900
Gain on call of AFS security	3,790	—
Impairment charge on AFS securities	(312,965)	—
Other	150,177	144,798

Total other income	310,576	598,177

OTHER EXPENSE:
Salaries and employee benefits	1,931,356	2,004,450
Occupancy and equipment	762,395	710,998
Federal insurance premiums	12,313	12,901
Advertising	98,062	113,571
Professional services	211,011	152,405
Charitable contributions	30,000	30,000
Other operating expenses	329,780	307,618

Total other expenses	3,374,917	3,331,943

INCOME BEFORE INCOME TAXES	1,192,381	826,463

INCOME TAX EXPENSE	462,120	325,089

NET INCOME	$730,261	$501,374

Earnings per share basic:	$0.09	$0.06
Earnings per share diluted:	$0.09	$0.06

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2008

	Common Stock	Additional Paid-In Capital	Retained Earnings - Partially Restricted	Treasury Stock	Common Stock Acquired by Employee Benefit Plans	Deferred Compensation Plans Trust	Accumulated Other Comprehensive Income (Loss)	Total Equity
BALANCE—January 1, 2008	$87,627	$37,968,848	$33,572,428	$(4,939,626)	$(2,518,990)	$(460,146)	$(663,027)	$63,047,114

Cumulative effect of the adoption of EITF 06-4	—	—	(250,194)	—	—	—	—	(250,194)
Comprehensive income:
Net income	—	—	730,261	—	—	—	—	730,261
Other comprehensive loss—
Unrealized holding loss – “Available for sale securities” (net of tax ($349,405))	—	—	—	—	—	—	(672,308)	(672,308)
Reclassification adjustment for other-than-temporary impairment (net of tax $124.998)	—	—	—	—	—	—	187,967	187,967

Comprehensive income:								245,920
Purchase of treasury stock	—	—	—	(264,526)	—	—	—	(264,526)
Unallocated ESOP shares committed to employees	—	—	—	—	57,250	—	—	57,250
Excess of fair value above cost of ESOP shares committed to be released	—	(171)	—	—	—	—	—	(171)
Restricted stock shares	—	99,356	—	—	—	—	—	99,356
Stock options	—	49,170	—	—	—	—	—	49,170
Purchase of shares by deferred compensation plans trust	—	—	—	—	—	(10,663)	—	(10,663)

BALANCE—March 31, 2008	$87,627	$38,117,203	$34,052,495	$(5,204,152)	$(2,461,740)	$(470,809)	$(1,147,368)	$62,973,256

FOR THE THREE MONTHS ENDED MARCH 31, 2007
BALANCE—January 1, 2007	$87,627	$37,299,692	$30,781,914	$(2,190,882)	$(2,747,990)	$(416,420)	$(263,427)	$62,550,514

Comprehensive income:
Net income	—	—	501,374	—	—	—	—	501,374
Other comprehensive loss—
Unrealized holding gain – “Available for sale securities” (net of tax $41,918)	—	—	—	—	—	—	65,159	65,159

Comprehensive income:								566,533
Purchase of treasury stock	—	—	—	(594,081)	—	—	—	(594,081)
Unallocated ESOP shares committed to employees	—	—	—	—	57,250	—	—	57,250
Excess of fair value above cost of ESOP shares committed to be released	—	19,408	—	—	—	—	—	19,408
Restricted stock shares	—	99,356	—	—	—	—	—	99,356
Stock options	—	59,919	—	—	—	—	—	59,919
Purchase of shares by deferred compensation plans trust	—	—	—	—	—	(23,520)	—	(23,520)

BALANCE—March 31, 2007	$87,627	$37,478,375	$31,283,288	$(2,784,963)	$(2,690,740)	$(439,940)	$(198,268)	$62,735,379

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$730,261	$501,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	430,225	298,550
Provision for loan losses	69,000	75,000
Impairment charge on AFS securities	312,965	—
Stock based compensation expense	205,604	235,933
Gain on call of AFS securities	(3,790)	—
Loss on disposal of office properties and equipment	—	284
Cash surrender value of life insurance	(103,431)	(77,900)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	168,785	71,445
Prepaid expenses and other assets	86,059	(85,284)
Accrued interest payable	(309,895)	(334,287)
Other liabilities	535,175	389,052

Net cash provided by operating activities	2,120,958	1,074,167

INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities available for sale	1,989,834	1,996,284
Mortgage-backed securities held to maturity	106,375	148,973
Loans originated, net of repayments	(23,127,520)	(5,797,207)
Purchases of:
Loan receivable	(2,194,878)	(37,956)
Investment securities held to maturity	—	(2,437,564)
Federal Home Loan Bank stock	(1,914,000)	—
Office properties and equipment	(898,844)	(66,757)
Life insurance contracts	—	(2,000,000)
Proceeds from sales of Federal Home Loan Bank stock	1,114,400	—
Proceeds from maturities/ calls of:
Investment securities available for sale	1,091,919	37,773

Net cash (used in) provided by investing activities	(23,832,714)	(8,156,454)

FINANCING ACTIVITIES:
Increase in deposits	13,549,147	11,478,274
Increase (decrease) in securities sold under agreements to repurchase	—	230,000
Advances from the Federal Home Loan Bank	17,770,000	—
Purchase of shares by deferred compensation plans trust	(10,663)	(23,520)
Purchase of treasury stock	(264,526)	(594,081)
Increase in advances from borrowers for taxes and insurance	366,226	273,306

Net cash provided by financing activities	31,410,184	11,363,979

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,698,428	4,281,692

CASH AND CASH EQUIVALENTS—Beginning of period	9,540,392	33,356,934

CASH AND CASH EQUIVALENTS—End of period	$19,238,820	$37,638,626

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$4,861,055	$4,428,267

Income Taxes	$216,000	$50,000

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation—The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007. The results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008 or any other period.

Use of Estimates in the Preparation of Financial Statements—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions relate to the allowance for loan losses and deferred income taxes. Actual results could differ from those estimates.

Recent Accounting Pronouncements—In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value in GAAP and (iii) expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. FASB Staff Position (“FSP”) No 157-2, Effective Date of FASB Statement No. 157, issued in February 2008, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 on January 1, 2008 for assets and liabilities that are not excluded from FSP No. 157-2 and it did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit and postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of a defined benefit postretirement plan was effective as of the end of the fiscal year ending after December 15, 2006. The impact of this pronouncement and guidance did not have an effect on the Company’s financial position or results of operations. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. The Company is continuing to evaluate the impact of this pronouncement and does not expect that the guidance will have an effect on the Company’s financial position or results of operations.

In September 2006, the EITF reached a consensus on EITF Issue No. 06-4, “The Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 addresses whether the postretirement benefit associated with an endorsement split-dollar life insurance arrangement is effectively settled in accordance with Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and APB Opinion No. 12 “Omnibus Opinion—1967” upon entering into such an arrangement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The adoption of this guidance effective January 1, 2008 required the Company to record a cumulative-effect retrospective adjustment to retained earnings and offsetting deferred compensation liability of $250,194.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. Items eligible for fair value measurement option established by this statement are (i) recognized financial assets and financial liabilities (with some exceptions), (ii) firm commitments that would otherwise not be recognized at inception and that involve only financial instruments, (iii) nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services and (iv) host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. SFAS No. 159 did not have an impact on the Company’s financial position or results of operation as the Company did not elect to fair value any of its financial assets and financial liabilities that are not currently required to be measured at fair value.

2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	March 31, 2008
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available for Sale
Debt securities:
U.S. Government and Federal Agencies	$1,157,608	$—	$(11,109)	$1,146,499
Municipal securities	1,910,818	33,158	—	1,943,976
Corporate	11,194,318	91,363	(2,360,043)	8,925,638
Mutual Funds	7,699,207	80,081	—	7,779,288

Totals	$21,961,951	$204,602	$(2,371,152)	$19,795,401

	December 31, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available for Sale
Debt securities:
U.S. Federal Agencies	$1,199,447	$551	$—	$1,199,998
Municipal securities	2,956,682	37,289	—	2,993,971
Corporate	11,193,917	104,888	(1,067,758)	10,231,047
Mutual Funds	8,012,172	104,147	(268,641)	7,847,678

Totals	$23,362,218	$246,875	$(1,336,399)	$22,272,694

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2008 and December 31, 2007:

	March 31, 2008
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities -
U.S. Federal Agencies	$1,146,499	(11,109)	$—	$—	$1,146,499	$(11,109)
Corporate	3,654,363	(1,997,090)	2,147,025	(362,953)	5,801,388	(2,360,043)

Totals	$4,800,862	$(2,008,199)	$2,147,025	$(362,953)	$6,947,887	$(2,371,152)

	December 31, 2007
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities -
Corporate	$4,312,534	$(838,008)	$2,280,326	$(229,750)	$6,592,860	$(1,067,758)
Mutual Funds	—	—	7,740,935	(268,641)	7,740,935	(268,641)

Totals	$4,312,534	$(838,008)	$10,021,261	$(498,391)	$14,333,795	$(1,336,399)

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

At March 31, 2008, two debt securities had aggregate depreciation of 16.9% from the Company’s amortized cost basis for 12 months or longer. The unrealized loss on debt securities relates principally to the changes in market interest rates. The corporate securities have no identified credit issues and have a current average credit rating of BBB. As management has the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no decline is deemed to be other than temporary.

At March 31, 2008, the Company analyzed the continued decline in the fair value of the Company’s investment in its $8.0 million mutual funds portfolio and identified the impairment of these securities as other than temporary, recording a pretax loss of $312,965 as a charge against operating results. These mutual funds were subsequently sold in the second quarter at an additional pretax loss of $54,000.

The amortized cost and estimated fair value of debt securities available for sale at March 31, 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2008
	Held to Maturity		Available for Sale Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within 1 year	$—	$—	$—	$—
Due after 1 year through 5 years	—	—	1,157,608	1,146,499
Due after 5 years through 10 years	—	—	1,000,000	680,000
Due after 10 years	—	—	12,105,136	10,189,614

Total	$—	$—	$14,262,744	$12,016,113

Equity securities had a cost of $7,699,207 and a fair value of $7,779,288 as of March 31, 2008.

3. MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:

	March 31, 2008
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
GNMA pass-through certificates	$99,186	$5,787	$—	$104,973
FHLMC pass-through certificates	514,596	15,545	—	530,141
FNMA pass-through certificates	3,936,124	12,386	(12,158)	3,936,352

Totals	$4,549,906	$33,718	$(12,158)	$4,571,466

Available for Sale
GNMA pass-through certificates	$2,343,254	$76,015	$—	$2,419,269
FHLMC pass-through certificates	7,167,118	59,987	(1,842)	7,225,263
FNMA pass-through certificates	20,422,346	289,166	(5,261)	20,706,251

Totals	$29,932,718	$425,168	$(7,103)	$30,350,783

	December 31, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
GNMA pass-through certificates	$103,571	$4,534	$—	$108,105
FHLMC pass-through certificates	516,207	9,568	—	525,775
FNMA pass-through certificates	4,036,775	1,915	(60,433)	3,978,257

Totals	$4,656,553	$16,017	$(60,433)	$4,612,137

Available for Sale
GNMA pass-through certificates	$2,432,790	$63,388	$(1,575)	$2,494,603
FHLMC pass-through certificates	7,706,702	13,419	(68,518)	7,651,603
FNMA pass-through certificates	21,794,803	126,852	(81,778)	21,839,877

Totals	$31,934,295	$203,659	$(151,871)	$31,986,083

The following table provides the gross unrealized losses and estimated fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2008 and December 31, 2007:

	March 31, 2008
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
FNMA pass-through certificates-held-to-maturity	$—	$—	$1,031,325	$(12,158)	$1,031,325	$(12,158)
FHLMC pass-through certificates	—	—	1,660,128	(1,842)	1,660,128	(1,842)
FNMA pass-through certificates	—	—	1,123,016	(5,261)	1,123,016	(5,261)

Totals	$—	$—	$3,814,469	$(19,261)	$3,814,469	$(19,261)

	December 31, 2007
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
FNMA pass-through certificates-held-to-maturity	$—	$—	$3,865,994	$(60,433)	$3,865,994	$(60,433)
GNMA pass-through certificates	—	—	462,171	(1,575)	462,171	(1,575)
FHLMC pass-through certificates	752,545	(2,082)	6,277,295	(66,436)	7,029,840	(68,518)
FNMA pass-through certificates	498,827	(1,932)	7,414,109	(79,846)	7,912,936	(81,778)

Totals	$1,251,372	$(4,014)	$18,019,569	$(208,290)	$19,270,941	$(212,304)

Management believes that the estimated fair value of the securities is dependent upon the movement in market interest rates and that the unrealized losses are temporary. At March 31, 2008, six mortgage-backed securities had aggregate depreciation of 0.5% from the Company’s amortized cost basis for 12 months or longer. The unrealized losses relate principally to the changes in market interest rates. These securities represent asset backed federal agency issues and are currently rated AAA by at least one bond credit rating agency. As management has the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no declines are deemed to be other than temporary.

4. LOANS RECEIVABLE — NET

Loans receivable consist of the following:

	March 31, 2008	December 31, 2007
Real estate—mortgage:
One-to-four family residential	$435,912,979	$408,144,725
Commercial and multi-family	32,119,286	33,319,467

Total real estate—mortgage	468,032,265	441,464,192

Real estate—construction:
Residential	6,365,929	5,098,647
Commercial	4,043,841	5,143,624

Total real estate—construction	10,409,770	10,242,271

Commercial	16,924,790	17,323,682

Consumer:
Home equity	56,801,102	58,083,825
Other consumer loans	830,065	972,489

Total consumer loans	57,631,167	59,056,314

Total loans	552,997,992	528,086,459
Net deferred loan cost	2,484,399	2,278,271
Allowance for loan losses	(2,377,617)	(2,307,225)

Net total loans	$553,104,774	$528,057,505

Changes in the allowance for loan losses are as follows:

	Three Months Ended March 31,
	2008	2007
Balance, beginning of period	$2,307,225	$2,049,913
Provision for loan loss	69,000	75,000
Charge-offs	—	—
Recoveries	1,392	1,794

Balance, end of period	$2,377,617	$2,126,707

5. DEPOSITS

Deposits consist of the following major classifications:

	March 31, 2008		December 31, 2007
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
NOW and other demand deposit accounts	$197,919,922	1.16%	$190,870,360	1.84%
Passbook savings and club accounts	54,170,487	1.11%	52,501,484	1.11%

Subtotal	252,090,409		243,371,844

Certificates with original maturities:
Within one year	82,349,819	4.30%	85,464,138	4.76%
One to three years	63,726,587	4.66%	54,441,262	4.79%
Three years and beyond	30,613,089	4.59%	31,953,514	4.33%

Total certificates	176,689,495		171,858,914

Total	$428,779,904		$415,230,758

The aggregate amount of certificate accounts in denominations of $100,000 or more at March 31, 2008 and December 31, 2007 amounted to $62,163,510 and $58,188,753, respectively.

Municipal demand deposit accounts in denominations of $100,000 or more at March 31, 2008 and December 31, 2007 amounted to $69,524,736 and $64,752,734, respectively.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended March 31,
	2008	2007
Numerator	$730,261	$501,374
Denominators:
Basic shares outstanding	8,000,059	8,168,162
Effect of dilutive securities	98,022	119,938

Dilutive shares outstanding	8,098,081	8,288,100
Earnings per share:
Basic	$0.09	$0.06
Dilutive	$0.09	$0.06

At March 31, 2008 and 2007, there were 426,374 and 377,706 outstanding options that were anti-dilutive respectively.

7. STOCK BASED COMPENSATION

The Company’s 2005 Equity Based Incentive Plan (the “Equity Plan”) provides for the grant of shares of common stock of the Company to certain officers, directors and employees of the Company. In order to fund the grant of shares under the Equity Plan, the Equity Plan Trust (the “Trust”) purchased 171,300 shares of the Company’s common stock in the open market for approximately $2.0 million, an average price of $11.70 per share. The Company made sufficient contributions to the Trust to fund these purchases. No additional purchases are expected to be made by the Trust under this plan. Pursuant to the terms of the plan, all 171,300 shares acquired by the Trust were granted to certain officers and directors of the Company in August 2005. The Equity Plan shares will generally vest at the rate of 20% per year over five years. As of March 31, 2008, 68,520 shares were fully vested and no shares were forfeited.

Compensation expense related to the shares granted is recognized ratably over the five-year vesting period in an amount which totals the market price of the Company’s stock at the date of grant. During the three months ended March 31, 2008, $99,356 was recognized in compensation expense for the plan.

The Equity Plan also authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years. A total of 429,374 shares of common stock have been reserved for future issuance pursuant to the Equity Plan, of which 396,000 were awarded on August 10, 2005, 24,000 were awarded on November 21, 2006 and 38,874 were awarded on November 20, 2007. As of March 31, 2008, 426,374 options were outstanding. During the three months ended March 31, 2008, $49,170 was recognized in compensation expense for the plan.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R) using a modified prospective application. Accordingly, prior period amounts have not been restated. The adoption required a reclassification to additional paid in capital of $(1,821,000) from common stock acquired by employee benefit plan trust. As of March 31, 2008, expenses totaling $927,000 remain to be recognized over the next 2.3 years.

The estimated fair value of options granted during 2007 was $2.10 per share. The fair value was estimated on the date of grant using the Black-Scholes Single Option Pricing Model with the following weighted average assumptions used:

Year Ended December 31, 2007
Dividend yield	0.00%
Expected volatility	25.95%
Risk-free interest rate	3.25%
Expected life of options	5.0

The dividend yield is zero because the Company had not declared any dividends and did not expect to declare any over the life of the options. The risk-free interest rate used was based on the rates of treasury securities with maturities equal to the expected lives of the options.

A summary of the status of the Company’s stock options under the Equity Plan as of March 31, 2008 and changes during the three months ended March 31, 2008 are presented below:

	Three Months Ended March 31, 2008
	Number of shares	Weighted average exercise price
Outstanding at the beginning of the period	428,874	$11.64
Granted	—	—
Exercised	—	—
Forfeited	(2,500)	$11.60

Outstanding at the end of the period	426,374	$11.57
Exercisable at the end of the period	150,200	$11.64

The following table summarizes all stock options outstanding under the Equity Plan as of March 31, 2008:

	Options Outstanding
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$11.60	363,500	$11.60	7.4 years
$13.00	24,000	$13.00	8.6 years
$9.95	38,874	$9.95	9.6 years

8. STOCK REPURCHASE PLAN

On April 18, 2007, the Company’s Board of Directors approved the repurchase of 200,000 shares of the Company’s common stock in the open market. As of March 31, 2008, 200,000 shares had been purchased at an average cost of $11.37 per share. During the quarter ended March 31, 2008, the Company purchased 25,725 shares at an average cost of $10.28.

9. INCOME TAXES

Income taxes increased $137,000 to $462,000 for an effective tax rate of 38.8% for the three months ended March 31, 2008 compared to $325,000 for an effective tax rate of 39.3% for the same period in 2007.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of January 1, 2008, the tax years ended December 31, 2004, 2005, 2006 and 2007 were subject to examination by all tax jurisdictions. As of March 31, 2008, no audits were in process by a major tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to the Company’s unrecognized tax benefits, as none exist.

10. DECLARATION OF DIVIDEND

On April 16, 2008, the Company declared an initial quarterly cash dividend on the Company’s outstanding shares of common stock of $.05 per share that will be paid on or about May 23, 2008 to stockholders of record as of the close of business on May 2, 2008.

11. FAIR VALUE MEASUREMENT

Effective January 1, 2008, the Company adopted SFAS 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, issued in February 2008, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.

SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1 Quoted prices in active markets for identical assets or liabilities.

Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

In addition, SFAS No. 157 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.

Those assets which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Government agencies and mortgage-backed securities	—	$31,497,282	—
State and municipal obligations	—	1,943,976	—
Corporate securities	—	8,925,638	—
Mutual funds	$7,779,288	—	—

Totals	$7,779,288	$42,366,896	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Ocean Shore Holding assumes no obligation to update any forward-looking statements.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2008 AND DECEMBER 31, 2007

Total assets of the Company increased by $32.1 million to $661.6 million at March 31, 2008, from $629.5 million at December 31, 2007. Loans receivable, net, increased $25.0 million, investment and mortgage-backed securities decreased $4.2 million and cash and cash equivalents increased by $9.7 million. Asset growth was funded by an increase in deposits of $13.5 million and borrowings of $17.8 million.

Investments

Investments decreased $2.5 million to $19.8 million at March 31, 2008 from $22.3 million at December 31, 2007. The decrease was the result of $1.1 million of maturities, $1.1 million of mark to market adjustments on available for sale securities and a $300,000 other than temporary impairment adjustment on mutual funds. Mortgage-backed securities decreased by $1.7 million to $34.9 million from $36.6 million at December 31, 2007 due to $2.1 million of normal principal payments received offset by $400,000 of mark to market adjustments on available for sale securities.

Loans

Loans receivable, net, increased $25.0 million to $553.1 million at March 31, 2008 from $528.1 million at December 31, 2007. Loan originations totaled $51.5 million for the three months ended March 31, 2008 resulting in a 102% increase over the $25.4 million originated in three months ended March 31, 2007. Real estate mortgage loan originations totaled $40.9 million, real estate construction originations totaled $2.8 million, consumer loan originations totaled $4.5 million and commercial loan originations totaled $3.3 million for the quarter-ended March 2008. Origination activity was offset by $26.5 million of normal loan payments and payoffs.

The following table summarizes changes in the loan portfolio in the three months ended March 31, 2008.

	March 31, 2008	December 31, 2007	$ change	% change
	(Dollars in thousands)
Real estate – mortgage:
One-to-four-family residential	$435,912	$408,145	$27,768	6.8%
Commercial and multi-family	32,120	33,319	(1,200)	(3.6)

Total real estate – mortgage	468,032	441,464	26,568	6.0

Real estate – construction:
Residential	6,366	5,099	1,267	24.9
Commercial	4,044	5,143	(1,099)	(21.4)

Total real estate – construction	10,410	10,242	168	1.6

Commercial	16,925	17,324	(399)	(2.3)

Consumer
Home equity	56,801	58,084	(1,283)	(2.2)
Other consumer loans	830	972	(142)	(14.6)

Total consumer loans	57,631	59,056	(1,425)	(2.4)

Total loans	552,998	528,086	24,912	4.7

Net deferred loan cost	2,485	2,279	206	9.1
Allowance for loan losses	(2,378)	(2,307)	(71)	3.1

Net total loans	$553,105	$528,058	$25,047	4.7%

Non-Performing Assets

Non-performing assets totaled $396,000 at March 31, 2008 compared to $296,000 for the same period last year. The increase was the result of increases in non-accrual mortgage loans of $25,000 and non-accrual consumer loans of $75,000. There were no charge-offs in the first quarter, compared to no charge-offs in the same period last year. The allowance for loan losses was 0.43% of total loans at March 31, 2008 versus 0.48% at March 31, 2007.

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Allowance for loan losses:
Allowance at beginning of period	$2,307	$2,050
Provision for loan losses	69	75

Recoveries	2	2
Charge-offs	—	—

Net recoveries	2	2

Allowance at end of period	$2,378	$2,127

Allowance for loan losses as a percent of total Loans	0.43%	0.48%
Allowance for loan losses as a percent of Non-performing loans	600.29%	570.5%

	March 31, 2008	December 31, 2007
	(In thousands)
Nonaccrual loans:
Real estate mortgage loans	$320	$295
Commercial	—	—
Consumer loans	76	1

Total of non-accrual and 90 days or more past due loans	$396	$296

Total non-performing loans to total loans	0.07%	0.06%
Total non-performing loans to total assets	0.06%	0.05%
Total non-performing assets and troubled debt restructurings to total assets	0.06%	0.05%

Deposits

Deposits increased by $13.5 million, or 3.3%, to $428.8 million at March 31, 2008 from $415.2 million at December 31, 2007. Interest bearing demand deposits increased $6.2 million, certificates of deposit increased by $4.8 million, savings accounts increased by $1.7 million and non-interest bearing checking increased $900,000. The company continued its focus on attracting core deposits, which increased $8.7 million, and accounted for 64.4% of the $13.5 million increase in deposits.

The following table summarizes changes in deposits in the three months ended March 31, 2008.

	March 31, 2008	December 31, 2007	$ change	% change
	(Dollars in thousands)
Non-interest-bearing demand deposits	$27,691	$26,809	$882	3.3%
Interest-bearing demand deposits	170,229	164,061	6,168	3.8
Savings accounts	54,171	52,502	1,669	3.2
Certificates of deposit	176,689	171,859	4,830	2.8

Total	$428,780	$415,231	$13,549	3.3%

Borrowings

Federal Home Loan Bank advances increased $17.8 million to $138.0 million at March 31, 2008 from $120.2 million at December 31, 2007. Other borrowings were unchanged at $23.5 million at March 31, 2008 compared to December 31, 2007. The increase in total borrowings was used to fund the Company’s loan originations not funded by deposit growth.

Stockholders’ Equity

Stockholders’ equity was unchanged at $63.0 million at March 31, 2008, from December 31, 2007. Current period earnings of $730,000 were offset by treasury stock repurchases and an unrealized loss on available for sale securities.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Net income was $730,000 for the three months ended March 31, 2008 as compared to $501,000 for the three months ended March 31, 2007. The $229,000, or 45.7%, increase in 2008 from 2007 was due primarily to increases in net interest income, partially offset by decreases in other income.

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands, except share and per share data)
Net income	$730	$501
Basic and diluted earnings per share	$0.09	$0.06
Return on average assets (annualized)	0.46%	0.36%
Return on average equity (annualized)	4.58%	3.18%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three-month periods ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$7,935	$6,505	$1,430	22.0%
Investment securities	919	1,006	(87)	(8.7)
Other interest-earning assets	23	218	(195)	(89.4)

Total interest income	8,877	7,729	1,148	14.8

INTEREST EXPENSE:
Deposits	2,864	3,092	(228)	(7.4)
Borrowings	1,687	1,002	685	68.5

Total interest expense	4,551	4,094	457	11.2

Net interest income	$4,326	$3,635	$691	19.0

Interest income increased by $1.1 million for the quarter ended March 31, 2008 compared to March 31, 2007, including a $1.46 million increase in mortgage loan income and a $32,000 increase in income on consumer loans, partially offset by a $62,000 decrease in commercial loan income, an $87,000 decrease in investment securities income and a $195,000 decrease in income on other assets. The increase in loan income resulted from an increase in the average balance of $100.0 million offset by a decrease in yield of 5 basis points. Investment income decreased due to decreases of $12.2 million in average balances offset by an increase in yield of 64 basis points. Income on other interest earning assets decreased $195,000 as the average balance of federal funds sold decreased $13.3 million while the average yield decreased 245 basis points as short term interest rates fell.

Interest expense increased by $457,000, including an increase in borrowings expense of $685,000 and an increase in time deposit expense of $304,000 offset by a decrease in interest expense on interest bearing demand deposits of $507,000 and a decrease in savings account interest expense of $25,000. Borrowing expense increased as a result of increases in the average balance of $68.2 million offset by a decrease in the average rate paid of 56 basis points. Interest bearing demand deposits expense decreased as a result of lower average balances of $6.2 million and a decrease in the average rate paid of 109 basis points. Time deposit expense increased as a result of an increase in the average balance of $24.7 million and an increase in the average rate paid of 5 basis points.

The interest rate spread and net interest margin of the Company were 2.59% and 2.90% respectively, for the three months ended March 31, 2008, compared to 2.40% and 2.79% for the same period in 2007. The increase in average earning assets of $74.9 million and the increase in average yield of 3 basis points was offset by a rise of average interest bearing liabilities of $78.0 million and a decrease in the average cost paid on these liabilities of 17 basis points. Higher new loan activity in the first quarter of 2008 at rates similar to 2007 offset by lower investments at rates lower than the prior year accounted for an increase in income on earning assets of $1.1 million. This increase was offset by higher borrowings and interest bearing deposits, offset by lower interest rates paid in the first quarter of 2008 compared to 2007, increasing the cost of interest expense on deposits and borrowings by $457,000. The net result of the activity described above was an increase in net interest income of $691,000.

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

Average Balance Tables

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$536,350	$7,935	5.92%	$435,904	$6,505	5.97%
Investment securities	57,075	919	6.44%	69,303	1,006	5.80%
Other interest-earning assets	3,351	23	2.75%	16,690	218	5.22%

Total interest-earning assets	596,776	8,877	5.95%	521,897	7,729	5.92%
Noninterest-earning assets	43,408			42,016

Total assets	$640,184			$563,913

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	170,951	715	1.67%	177,110	1,222	2.76%
Savings accounts	52,003	143	1.10%	60,727	168	1.11%
Certificates of deposit	174,115	2,006	4.61%	149,403	1,702	4.56%

Total interest-bearing deposits	397,069	2,864	2.89%	387,240	3,092	3.19%
FHLB advances	121,589	1,256	4.13%	54,000	567	4.20%
Securities sold under agreements to repurchase	8,000	96	4.80%	7,403	100	5.38%
Subordinated debt	15,464	335	8.67%	15,464	335	8.67%

Total borrowings	145,053	1,687	4.65%	76,867	1,002	5.21%

Total interest-bearing liabilities	542,122	4,551	3.36%	464,107	4,094	3.53%

Noninterest-bearing liabilities	34,278			36,731

Total liabilities	576,400			500,838
Retained earnings	63,784			63,075

Total liabilities and retained earnings	$640,184			$563,913

Net interest income		$4,326			$3,635
Interest rate spread			2.59%			2.40%
Net interest margin			2.90%			2.79%
Average interest-earning assets to average interest-bearing liabilities	110.08%			112.45%

Provision for Loan Losses

We review the level of the allowance for loan losses on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. The provision for loan losses was $69,000 in the three months ended March 31, 2008 compared to $75,000 in the three months ended March 31, 2007. The provision was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio and the current economic environment.

Other Income

The following table summarizes other income for the three months ended March 31, 2008 and 2007 and the changes between the periods.

	Three Months Ended March 31,
	2008	2007	% Change
	(Dollars in thousands)
OTHER INCOME:

Service charges	$366	$375	(2.5)%
Cash surrender value of life insurance	103	78	32.2
Gain on call of AFS securities	4	—	N/M
Impairment charge on AFS securities	(313)	—	N/M
Other	151	145	4.1

Total other income	$311	$598	(48.1)%

N/M – Not measurable

Other income decreased $287,000 to $311,000, or 48.1%, for the three-month period ended March 31, 2008 from the same period in 2007. Decreases in income resulted from the Company’s identifying an impairment of fair value in an investment of its $8.0 million mutual fund portfolio as other than temporary resulting in a loss of $313,000. This loss was offset by an increase in the income from cash surrender value of life insurance of $25,000.

Other Expense

The following table summarizes other expense for the three months ended March 31, 2008 and 2007 and the changes between periods.

	Three Months Ended March 31,
	2008	2007	% Change
	(Dollars in thousands)
OTHER EXPENSE:

Salaries and employee benefits	$1,931	$2,004	(3.6)%
Occupancy and equipment	762	711	7.2
Federal insurance premiums	12	13	(4.6)
Advertising	98	114	(13.7)
Professional services	211	152	38.5
Other operating expense	361	338	6.6

Total other expense	$3,375	$3,332	1.3%

Other expenses increased $43,000, or 1.3%, to $3.4 million for the three-month period ended March 31, 2008 from the same period in 2007. Other expenses increased as a result of increases in occupancy and equipment, professional services and other operating expense of $132,000, offset by decreases in salaries, benefits and advertising of $89,000.

Income Taxes

Income taxes increased $137,000 to $462,000 for an effective tax rate of 38.8% for the three months ended March 31, 2008, compared to $325,000 for an effective tax rate of 39.3% from the same period in 2007. The increase was a result of higher taxable income.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2008, cash and cash equivalents totaled $19.2 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $40.4 million at March 31, 2008. In addition, at March 31, 2008, we had the ability to borrow a total of approximately $168.8 million from the Federal Home Loan Bank of New York, which included available overnight lines of credit of $47.4 million. On that date, we had no overnight advances outstanding.

At March 31, 2008, we had $52.5 million in loan commitments outstanding, which included $20.7 million in undisbursed loans, $22.0 million in unused home equity lines of credit and $9.8 million in commercial lines of credit. Certificates of deposit due within one year of March 31, 2008 totaled $123.3 million, or 69.8% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At March 31, 2008, the Bank exceeded all of its regulatory capital requirements with tangible capital of $61.6 million, or 9.56% of total adjusted assets, which is above the required level of $9.7 million or 1.5%; core capital of $61.6 million, or 9.56% of total adjusted assets which is above the required level of $25.8 million or 4.0%; and risk-based capital of $64.1 million, or 17.25% of risk-weighted assets, which is above the required level of $29.7 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s prompt corrective action regulations.

On April 18, 2007, the Company announced that its board of directors approved the repurchase of up to 200,000 shares of the Company’s outstanding common stock, which is approximately 5% of outstanding shares not held by OC Financial MHC. The program began on April 30, 2007. Repurchased shares will be held in treasury. As of the close of business on March 6, 2008, the Company had repurchased all 200,000 shares under this plan.

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

The following table reflects changes in estimated net interest income only for Ocean Shore Holding.

	At March 31, 2008 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	0.22%	0.53%
100 basis point decrease in rates	(1.12)	(0.21)

The 200 and 100 basis point change in rates in the above table is assumed to occur evenly over the following twelve months. Based on the scenario above, net interest income would be positively affected (within our internal guidelines) in the twelve-month and twenty-four month period if rates rose by 200 basis points. In addition, if rates declined by 100 basis points, net interest income would be adversely affected in the twelve-month and twenty-four month period. The reason for the decrease in the twelve-month and twenty-four month period is that interest-bearing assets will reprice faster rates lower than interest-bearing liabilities.

Net Portfolio Value Analysis

In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at March 31, 2008 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$52,731	$(41,253)	(78)%	8.21%	(523	) bp
200	67,981	(26,002)	(38)	10.28	(317)
100	74,444	(19,539)	(26)	11.36	(208)
0	93,983	—	—	13.44	—
(100)	78,220	(15,763)	(20)	11.31	(214)
(200)	58,430	(35,553)	(61)	8.56	(488)
(300)	47,187	(46,796)	(99)	6.92	(652)

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

For the three months ended March 31, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in Item 2 of this report under “Market Risk Management.”

Item 4T.	Controls and Procedures

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
Month #1 January 1, 2008 through January 31, 2008	—	—	—	26,174

Month #2 February 1, 2008 through February 28, 2008	15,725	$10.37	15,725	10,449

Month #3 March 1, 2008 through March 31, 2008	10,000	$10.15	10,000	449

Total	25,725	$10.28	25,725

(1)	On August 10, 2005, the Company’s Board of Directors approved the formation and funding of a trust that will purchase 171,749 shares of the Company’s common stock in the open market with funds contributed by the Company. As of March 31, 2008, 171,300 shares were purchased. The remaining 449 shares have not been awarded and may be purchased from time to time at the discretion of the independent trustee of the trust and the shares will be used to fund restricted stock awards under the Company’s 2005 Equity Incentive Plan.
(2)	On April 18, 2007, the Company announced that its board of directors approved the repurchase of up to 200,000 shares of the Company’s outstanding common stock, which is approximately 5% of outstanding shares not held by OC Financial MHC. The program began on April 30, 2007 and was completed on March 6, 2008. The average cost of the 200,000 shares purchased over that period was $11.37.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO.
(Registrant)

Date: May 14, 2008	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: May 14, 2008	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President