Form 10-Q
period 2008-06-30
OCEAN SHORE HOLDING CO
filed 2008-08-14
CIK 1298716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date: At July 31, 2008, the registrant had 8,336,355 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2008	December 31, 2007
ASSETS

Cash and amounts due from depository institutions	$10,978,129	$9,540,392
Federal funds sold	—	—

Cash and cash equivalents	10,978,129	9,540,392
Investment securities held to maturity (estimated fair value—$12,580 at June 30, 2008; $0 at December 31, 2007)	12,580	—
Investment securities available for sale (amortized cost— $14,220,208 at June 30, 2008; $23,362,218 at December 31, 2007)	11,681,195	22,272,694
Mortgage-backed securities held to maturity (estimated fair value—$4,308,994 at June 30, 2008; $4,612,137 at December 31, 2007)	4,394,306	4,656,553
Mortgage-backed securities available for sale (amortized cost—$27,380,172 at June 30, 2008; $31,934,295 at December 31, 2007)	27,331,245	31,986,083
Loans—net of allowance for loan losses of $2,468,213 at June 30, 2008 and $2,307,225 at December 31, 2007	567,312,042	528,057,505
Accrued interest receivable:
Loans	2,128,707	2,067,470
Mortgage-backed securities	142,406	162,095
Investment securities	328,946	414,532
Federal Home Loan Bank stock—at cost	8,012,700	6,518,500
Office properties and equipment—net	10,598,583	9,621,383
Prepaid expenses and other assets	2,528,133	2,582,282
Cash surrender value of life insurance	10,643,902	10,433,849
Deferred tax asset	1,743,753	1,209,248

TOTAL ASSETS	$657,836,627	$629,522,586

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$59,477,441	$26,809,176
Interest bearing deposits	354,258,015	388,421,582
Advances from Federal Home Loan Bank	149,190,000	120,230,000
Junior subordinated debentures	15,464,000	15,464,000
Securities sold under agreements to repurchase	7,250,000	8,000,000
Advances from borrowers for taxes and insurance	3,228,863	2,832,905
Accrued interest payable	1,332,694	1,204,878
Other liabilities	4,084,304	3,512,931

Total liabilities	594,285,317	566,475,472

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 8,762,742 shares issued; 8,336,355 and 8,362,080 shares outstanding at June 30, 2008 and December 31, 2007, respectively	87,627	87,627
Additional paid-in capital	38,264,297	37,968,848
Retained earnings—partially restricted	34,962,275	33,572,429
Treasury stock—at cost: 426,387 shares at June 30, 2008; 400,662 shares at December 31, 2007	(5,204,152)	(4,939,626)
Common stock acquired by employee benefits plans	(2,404,490)	(2,518,990)
Deferred compensation plans trust	(475,521)	(460,147)
Accumulated other comprehensive loss	(1,678,726)	(663,027)

Total stockholders’ equity	63,551,310	63,047,114

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$657,836,627	$629,522,586

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$8,147,684	$6,763,276	$16,082,828	$13,268,772
Taxable interest on mortgage-backed securities	405,247	509,548	851,600	1,041,440
Non-taxable interest on municipal securities	23,394	36,070	46,782	72,140
Interest and dividends on investment securities	358,632	628,037	830,630	1,283,788

Total interest and dividend income	8,934,957	7,936,931	17,811,840	15,666,140

INTEREST EXPENSE:
Deposits	2,526,247	3,153,520	5,390,159	6,245,948
Advances from Federal Home Loan Bank, securities sold under agreements to repurchase and other borrowed money	1,783,909	1,110,785	3,471,158	2,112,337

Total interest expense	4,310,156	4,264,305	8,861,317	8,358,285

NET INTEREST INCOME	4,624,801	3,672,626	8,950,523	7,307,855

PROVISION FOR LOAN LOSSES	89,600	75,000	158,600	150,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,535,201	3,597,626	8,791,923	7,157,855

OTHER INCOME:
Service charges	442,264	397,879	808,407	773,359
Cash surrender value of life insurance	106,622	92,700	210,053	170,600
Gain (loss) on sale of securities	(54,041)	—	(50,251)	—
Impairment charge on AFS securities	—	—	(312,965)	—
Other	171,820	146,120	321,997	290,918

Total other income	666,665	636,699	977,241	1,234,877

OTHER EXPENSE:
Salaries and employee benefits	2,045,035	1,832,833	3,976,391	3,837,283
Occupancy and equipment	748,862	719,242	1,511,257	1,430,239
Federal insurance premiums	11,744	12,629	24,057	25,530
Advertising	88,107	120,503	186,169	234,074
Professional services	156,937	167,937	367,948	320,343
Charitable contributions	30,000	30,000	60,000	60,000
Other operating expenses	333,715	325,498	663,495	633,117

Total other expenses	3,414,400	3,208,642	6,789,317	6,540,586

INCOME BEFORE INCOME TAXES	1,787,466	1,025,683	2,979,847	1,852,146

INCOME TAX EXPENSE	698,919	407,075	1,161,039	732,164

NET INCOME	$1,088,547	$618,608	$1,818,808	$1,119,982

Earnings per share basic:	$0.14	$0.08	$0.23	$0.14
Earnings per share diluted:	$0.13	$0.08	$0.22	$0.14

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008

	Common Stock	Additional Paid-In Capital	Retained Earnings - Partially Restricted	Treasury Stock	Common Stock Acquired by Employee Benefits Plan	Deferred Compensation Plans Trust	Accumulated Other Comprehensive Income (Loss)	Total Equity
BALANCE—January 1, 2008	$87,627	$37,968,848	$33,572,429	$(4,939,626)	$(2,518,990)	$(460,147)	$(663,027)	$63,047,114
Cumulative effect of the adoption of EITF 06-4			(250,194)					(250,194)
Comprehensive income:
Net income			1,818,808					1,818,808
Other comprehensive loss—
Unrealized holding (loss)—available for sale securities (net of tax $(659,503))							(1,203,666)	(1,203,666)
Reclassification adjustment for other-than-temporary impairment (net of tax $124,998)							187,967	187,967

Comprehensive income:								803,109
Purchase of treasury stock				(264,526)				(264,526)
Unallocated ESOP shares committed to employees					114,500			114,500
Excess of fair value above cost of ESOP shares committed to be released		(1,603)						(1,603)
Restricted stock shares		198,712						198,712
Stock options		98,340						98,340
Current year dividends declared			(178,768)					(178,768)
Purchase of shares by deferred compensation plans trust						(15,374)		(15,374)

BALANCE—June 30, 2008	$87,627	$38,264,297	$34,962,275	$(5,204,152)	$(2,404,490)	$(475,521)	$(1,678,726)	$63,551,310

FOR THE SIX MONTHS ENDED JUNE 30, 2007
BALANCE—January 1, 2007	$87,627	$37,299,692	$30,781,914	$(2,190,882)	$(2,747,990)	$(416,420)	$(263,427)	$62,550,514
Comprehensive income:
Net income			1,119,982					1,119,982
Other comprehensive loss—
Unrealized holding (loss) – available for sale securities (net of tax ($175,794))							(270,336)	(270,336)

Comprehensive income:								849,646
Purchase of treasury stock				(1,156,503)				(1,156,503)
Restricted stock APIC adjustment		18,296						18,296
Unallocated ESOP shares committed to employees					114,500			114,500
Excess of fair value above cost of ESOP shares committed to be released		36,755						36,755
Restricted stock shares		198,712						198,712
Stock options		119,839						119,839
Purchase of shares by deferred compensation plans trust						(30,080)		(30,080)

BALANCE—June 30, 2007	$87,627	$37,673,294	$31,901,896	$(3,347,385)	$(2,633,490)	$(446,500)	$(533,763)	$62,701,679

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$1,818,808	$1,119,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	865,592	847,818
Provision for loan losses	158,600	150,000
Stock based compensation expense	409,949	488,101
Impairment charge on AFS securities	312,965	—
Gain on call of AFS securities	(3,790)	—
Loss on sale of AFS securities	54,040	—
Loss on disposal of office properties and equipment	—	408
Cash surrender value of life insurance	(210,053)	(170,600)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	44,037	(126,204)
Prepaid expenses and other assets	54,148	(1,104,830)
Accrued interest payable	127,817	110,250
Other liabilities	321,179	1,267,866

Net cash provided by operating activities	3,953,292	2,582,791

INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities available for sale	4,525,873	3,825,312
Mortgage-backed securities held to maturity	261,274	277,562
Loans originated, net of repayments	(37,510,774)	(31,357,456)
Purchases of:
Loans receivable	(2,307,378)	(1,484,000)
Investment securities held to maturity	(12,580)	(2,955,673)
Investment securities available for sale	—	(2,000,000)
Federal Home Loan Bank stock	(2,754,800)	(988,700)
Office properties and equipment	(1,410,183)	(116,945)
Life insurance contracts	—	(2,000,000)
Proceeds from sales of:
Federal Home Loan Bank stock	1,260,600	121,500
Investment securities AFS	7,642,571	—
Proceeds from maturities of:
Investment securities available for sale	1,137,855	3,000,000

Net cash (used in) investing activities	(29,167,542)	(33,678,400)

FINANCING ACTIVITIES:
(Decrease) increase in deposits	(1,495,303)	396,131
(Decrease) in securities sold under agreements to repurchase	(750,000)	(360,000)
Advances from the Federal Home Loan Bank, net	28,960,000	18,000,000
Dividends paid	(178,768)	—
Purchase of treasury stock	(264,526)	(1,156,503)
Purchase of shares by deferred compensation plans trust	(15,374)	(30,080)
Increase in advances from borrowers for taxes and insurance	395,958	420,622

Net cash provided by financing activities	26,651,987	17,270,170

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,437,736	(13,825,439)
CASH AND CASH EQUIVALENTS—Beginning of period	9,540,392	33,356,934

CASH AND CASH EQUIVALENTS—End of period	$10,978,129	$19,531,495

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$8,733,500	$8,248,035

Income taxes	$916,055	$715,000

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation—The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007. The results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008 or any other period.

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

New Accounting Pronouncements—In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value in GAAP and (iii) expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. FASB Staff Position (“FSP”) No 157-2, Effective Date of FASB Statement No. 157, issued in February 2008, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 on January 1, 2008 for assets and liabilities that are not excluded from FSP No. 157-2 and it did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit and postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of a defined benefit postretirement plan was effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. The impact of the adoption of this pronouncement and guidance did not have an effect on the Company’s financial position or results of operations.

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

2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	June 30, 2008
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
Debt securities:
Municipal securities	$12,580	$—	$—	$12,580

Totals	$12,580	$—	$—	$12,580

Available for Sale
Debt securities:
U.S. Government and Federal Agencies	$1,111,730	$—	$(7,928)	$1,103,802
Municipal securities	1,911,163	28,302	—	1,939,465
Corporate	11,194,719	56,951	(2,672,527)	8,579,143
Equity securities	2,596	56,189	—	58,785

Totals	$14,220,208	$141,442	$(2,680,455)	$11,681,195

	December 31, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available for Sale
Debt securities:
U.S. Federal Agencies	$1,199,447	$551	$—	$1,199,998
Municipal securities	2,956,682	37,289	—	2,993,971
Corporate	11,193,917	104,888	(1,067,758)	10,231,047
Mutual Funds	8,012,172	104,147	(268,641)	7,847,678

Totals	$23,362,218	$246,875	$(1,336,399)	$22,272,694

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2008 and December 31, 2007:

	June 30, 2008
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities -
U. S. Federal Agencies	$1,103,802	$(7,928)	$—	$—	$1,103,802	$(7,928)
Corporate	4,251,573	(2,435,675)	2,273,030	(236,852)	6,524,603	(2,672,527)

Totals	$5,355,375	$(2,443,603)	$2,273,030	$(236,852)	$7,628,405	$(2,680,455)

	December 31, 2007
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities -
U.S. Federal Agencies	$—	$—	$—	$—	$—	$—
Corporate	4,312,534	(838,008)	2,280,326	(229,750)	6,592,860	(1,067,758)
Mutual Funds	—	—	7,740,935	(268,641)	7,740,935	(268,641)

Totals	$4,312,534	$(838,008)	$10,021,261	$(498,391)	$14,333,795	$(1,336,399)

Management believes that the estimated fair value of the securities is dependent upon the movement in market interest rate and the underlying credit rating of issuer and that the unrealized losses are temporary. The determination of whether a decline in market value is other than temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if management were to determine that an other than temporary impairment exists.

At June 30, 2008, two debt securities had been in a continuous unrealized loss position for 12 months or longer. Those securities had aggregate depreciation of 9.44% from the Company’s amortized cost basis. The unrealized loss on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets. Management believes these unrealized losses to be temporary until those markets have stabilized and that the Company will receive all contractual principal and interest payments related to those investments. The corporate debt securities have no identified credit issues and have a current average credit rating of BBB. As management has the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no decline is deemed to be other than temporary.

During the first quarter of 2008, the Company analyzed the continued decline in the fair value of the Company’s investment in its $8.0 million mutual funds portfolio and identified the impairment of these securities as other than temporary, recording a pretax loss of $312,965 as a charge against operating results. These mutual funds were subsequently sold in the second quarter at an additional pretax loss of $54,000.

The amortized cost and estimated fair value of debt securities held to maturity and available for sale at June 30, 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2008
	Held to Maturity		Available for Sale Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within 1 year	$12,580	$12,580	$—	$—
Due after 1 year through 5 years	—	—	1,111,730	1,103,803
Due after 5 years through 10 years	—	—	1,000,000	805,530
Due after 10 years			12,105,882	9,713,078

Totals	$12,580	$12,580	$14,217,612	$11,622,411

3. MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:

	June 30, 2008
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
GNMA pass-through certificates	$94,780	$5,393	$—	$100,173
FHLMC pass-through certificates	512,943	7,719	—	520,662
FNMA pass-through certificates	3,786,583	1,697	(100,121)	3,688,159

Totals	$4,394,306	$14,809	$(100,121)	$4,308,994

Available for Sale
GNMA pass-through certificates	$2,111,188	$63,168	$(1,181)	$2,173,175
FHLMC pass-through certificates	6,451,510	19,354	(72,212)	6,398,652
FNMA pass-through certificates	18,817,474	55,414	(113,470)	18,759,418

Totals	$27,380,172	$137,936	$(186,863)	$27,331,245

	December 31, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
GNMA pass-through certificates	$103,571	$4,534	$—	$108,105
FHLMC pass-through certificates	516,207	9,568	—	525,775
FNMA pass-through certificates	4,036,775	1,915	(60,433)	3,978,257

Totals	$4,656,553	$16,017	$(60,433)	$4,612,137

Available for Sale
GNMA pass-through certificates	$2,432,790	$63,388	$(1,575)	$2,494,603
FHLMC pass-through certificates	7,706,702	13,419	(68,518)	7,651,603
FNMA pass-through certificates	21,794,803	126,852	(81,778)	21,839,877

Totals	$31,934,295	$203,659	$(151,871)	$31,986,083

The following table provides the gross unrealized losses and estimated fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2008 and December 31, 2007:

	June 30, 2008
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
FNMA pass-through certificates- held-to- maturity	$2,605,905	$(66,192)	$980,787	$(33,929)	$3,586,692	$(100,121)
GNMA pass-through certificates	338,951	(1,181)	—	—	338,951	(1,181)
FHLMC pass-through certificates	5,203,147	(72,212)	—	—	5,203,147	(72,212)
FNMA pass-through certificates	14,530,092	(104,248)	995,760	(9,222)	15,525,852	(113,470)

Totals	$22,678,095	$(243,833)	$1,976,547	$(43,151)	$24,654,642	$(286,984)

	December 31, 2007
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
FNMA pass-through certificates-held-to- maturity	$—	$—	$3,865,994	$(60,433)	$3,865,994	$(60,433)
GNMA pass-through certificates	—	—	462,171	(1,575)	462,171	(1,575)
FHLMC pass-through certificates	752,545	(2,082)	6,277,295	(66,436)	7,029,840	(68,518)
FNMA pass-through certificates	498,827	(1,932)	7,414,109	(79,846)	7,912,936	(81,778)

Totals	$1,251,372	$(4,014)	$18,019,569	$(208,290)	$19,270,941	$(212,304)

Management believes that the estimated fair value of the securities is dependent upon the movement in market interest rates and that the unrealized losses are temporary. At June 30, 2008, five mortgage-backed securities had been in a continuous unrealized loss position for 12 months or longer. Those securities had aggregate depreciation of 2.14% from the Company’s amortized cost basis. The unrealized losses relate principally to the changes in market interest rates. These securities represent asset backed federal agency issues and are currently rated AAA by at least one bond credit rating agency. As management has the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no declines are deemed to be other than temporary.

4. LOANS RECEIVABLE — NET

Loans receivable consist of the following:

	June 30, 2008	December 31, 2007
Real estate—mortgage:
One-to-four family residential	$444,897,550	$408,144,725
Commercial and multi-family	37,322,300	33,319,467

Total real estate-mortgage	482,219,850	441,464,192

Real estate—construction:
Residential	7,278,480	5,098,647
Commercial	3,475,273	5,143,624

Total real estate—construction	10,753,753	10,242,271

Commercial	16,220,837	17,323,682

Consumer:
Home equity	57,082,890	58,083,825
Other consumer loans	819,640	972,489

Total consumer loans	57,902,530	59,056,314

Total loans	567,096,970	528,086,459
Net deferred loan cost	2,683,285	2,278,271
Allowance for loan losses	(2,468,213)	(2,307,225)

Net total loans	$567,312,042	$528,057,505

Changes in the allowance for loan losses are as follows:

	Six Months Ended June 30,
	2008	2007
Balance, beginning of period	$2,307,225	$2,049,913
Provision for loan loss	158,600	150,000
Charge-offs	—	(747)
Recoveries	2,388	2,864

Balance, end of period	$2,468,213	$2,202,030

5. DEPOSITS

Deposits consist of the following major classifications:

	June 30, 2008		December 31, 2007
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
NOW and other demand deposit accounts	$190,494,103	1.19%	$190,870,360	1.84%
Passbook savings and club accounts	55,644,104	1.11%	52,501,484	1.11%

Subtotal	246,138,207		243,371,844

Certificates with original maturities:
Within one year	70,680,274	3.39%	85,464,138	4.76%
One to three years	66,836,255	4.51%	54,441,262	4.79%
Three years and beyond	30,080,720	4.55%	31,953,514	4.33%

Total certificates	167,597,249		171,858,914

Total	$413,735,456		$415,230,758

The aggregate amount of certificate accounts in denominations of $100,000 or more at June 30, 2008 and December 31, 2007 amounted to $56,931,836 and $58,188,753, respectively.

Municipal demand deposit accounts in denominations of $100,000 or more at June 30, 2008 and December 31, 2007 amounted to $56,068,465 and $64,752,734, respectively.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator	$1,088,547	$618,608	$1,818,808	$1,119,982
Denominators:
Basic average shares outstanding	7,990,246	8,127,619	7,995,153	8,147,779
Effect of diluted securities	89,039	107,846	93,603	113,206

Dilutive average shares outstanding	8,079,285	8,235,465	8,088,756	8,260,985
Earnings per share:
Basic	$0.14	$0.08	$0.23	$0.14
Diluted	$0.13	$0.08	$0.22	$0.14

At June 30, 2008 and 2007, there were 426,374 and 380,038 outstanding options that were anti-dilutive.

7. STOCK BASED COMPENSATION

The Company’s 2005 Equity Based Incentive Plan (the “Equity Plan”) provides for the grant of shares of common stock of the Company to certain officers, directors and employees of the Company. In order to fund the grant of shares under the Equity Plan, the Equity Plan Trust (the “Trust”) purchased 171,300 shares of the Company’s common stock in the open market for approximately $2.0 million, an average price of $11.70 per share. The Company made sufficient contributions to the Trust to fund these purchases. No additional purchases are expected to be made by the Trust under this plan. Pursuant to the terms of the plan, all 171,300 shares acquired by the Trust were granted to certain officers and directors of the Company in August 2005. The Equity Plan shares will generally vest at the rate of 20% per year over five years. As of June 30, 2008, 68,520 shares were fully vested and no shares were forfeited.

Compensation expense related to the shares granted is recognized ratably over the five-year vesting period in an amount which totals the market price of the Company’s stock at the date of grant. During the three and six months ended June 30, 2008, approximately $99,356 and $198,712 was recognized in compensation expense for the plan, respectively.

The Equity Plan also authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years. A total of 429,374 shares of common stock have been reserved for future issuance pursuant to the Equity Plan, of which 396,000 were awarded on August 10, 2005, 24,000 were awarded on November 21, 2006 and 38,874 were awarded November 20, 2007. As of June 30, 2008, 426,374 options were outstanding. During the three and six months ended June 30, 2008, approximately $49,170 and $98,340, respectively, was recognized in compensation expense for the plan.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R) using a modified prospective application. Accordingly, prior period amounts have not been restated. The adoption required a reclassification to additional paid in capital of $(1,821,000) from common stock acquired by employee benefits plans trust. As of June 30, 2008, expenses totaling $828,000 remain to be recognized over the next 2.1 years.

The estimated fair value of options granted during 2007 was $2.10 per share. The fair value was estimated on the date of grant using the Black-Scholes Single Option Pricing Model with the following weighted average assumptions used:

Year Ended December 31, 2007
Dividend yield	0.00%
Expected volatility	25.95%
Risk-free interest rate	3.25%
Expected life of options	5.0

The dividend yield is zero because the Company had not declared any dividends and at the time of the grant, did not anticipate declaring any over the life of the options. The risk-free interest rate used was based on the rates of treasury securities with maturities equal to the expected lives of the options.

A summary of the status of the Company’s stock options under the Equity Plan as of June 30, 2008 and changes during the six months ended June 30, 2008 are presented below:

	Six Months Ended June 30, 2008
	Number of shares	Weighted average exercise price
Outstanding at the beginning of the period	428,874	$11.64
Granted	—	—
Exercised	—	—
Forfeited	(2,500)	$11.60
Outstanding at the end of the period	426,374	$11.57
Exercisable at the end of the period	150,200	$11.64

The following table summarizes all stock options outstanding under the Equity Plan as of June 30, 2008:

	Options Outstanding
Grant Date	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
August 2005	363,500	$11.60	7.1 years
November 2006	24,000	$13.00	8.3 years
November 2007	38,874	$9.95	9.3 years

8. STOCK REPURCHASE PLAN

On April 18, 2007, the Company’s Board of Directors approved the repurchase of 200,000 shares of the Company’s common stock in the open market. As of June 30, 2008, 200,000 shares had been purchased at an average cost of $11.37 per share. During the six months ended June 30, 2008, the Company purchased 25,725 shares at an average cost of $10.28.

9. INCOME TAXES

Income taxes were $1.2 million for an effective tax rate of 39.0% for the six months ended June 30, 2008 compared to $732,000 for an effective tax rate of 39.5% for the same period in 2007. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of January 1, 2008, the tax years ended December 31, 2004, 2005, 2006 and 2007 were subject to examination by all tax jurisdictions. As of June 30, 2008, no audits were in process by a major tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to the Company’s unrecognized tax benefits, as none exist.

10. DECLARATION OF DIVIDEND

On April 16, 2008, the Company declared an initial quarterly cash dividend on the Company’s outstanding shares of common stock of $.05 per share that was paid on or about May 23, 2008 to stockholders of record as of the close of business on May 2, 2008.

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

SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

In addition, SFAS No. 157 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. The Company currently measures restricted equity investments on a non-recurring basis.

Those assets which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Government agencies and mortgage-backed securities	—	$28,435,047	—
State and municipal obligations	—	1,939,465	—
Corporate securities		8,579,143
Equity securities	—	58,785	—

Totals	—	$39,012,440	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 under “Item 1. Business – Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Ocean Shore Holding assumes no obligation to update any forward-looking statements.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2008 AND DECEMBER 31, 2007

Total assets of the Company increased by $28.3 million to $657.8 million at June 30, 2008, from $629.5 million at December 31, 2007. Loans receivable, net, increased $39.3 million, investment and mortgage-backed securities decreased $15.5 million and cash and cash equivalents increased by $1.4 million.

Investments

Investments decreased $10.6 million to $11.7 million at June 30, 2008 from $22.3 million at December 31, 2007. The decrease was the result of the sale of mutual funds totaling $8.0 million and the call of municipal securities of $1.0 million. Mortgage-backed securities decreased by $4.9 million to $31.7 million from $36.6 million at December 31, 2007 due to repayments of principal.

Loans

Loans receivable, net, increased $39.2 million to $567.3 million at June 30, 2008 from $528.1 million at December 31, 2007. Loan originations totaled $92.2 million for the six months ended June 30, 2008 resulting in a 24.4% increase over the $74.3 million originated in the six months ended June 30, 2007. Real estate mortgage loan originations totaled $68.0 million, real estate construction originations totaled $5.7 million, consumer loan originations totaled $11.4 million and commercial loan originations totaled $7.0 million for the six months ended June 30, 2008. Origination activity was offset by $53.3 million of normal loan payments and payoffs.

The following table summarizes changes in the loan portfolio in the six months ended June 30, 2008.

	June 30, 2008	December 31, 2007	$ change	% change
	(Dollars in thousands)
Real estate – mortgage:
One-to-four-family residential	$444,898	$408,145	$36,753	9.00
Commercial and multi-family	37,322	33,319	4,003	12.01

Total real estate – mortgage	482,220	441,464	40,756	9.23

Real estate – construction:
Residential	7,278	5,099	2,179	42.75
Commercial	3,475	5,143	(1,668)	(32.44)

Total real estate – construction	10,753	10,242	511	4.99
Commercial	16,221	17,324	(1,103)	(6.37)

Consumer:
Home equity	57,083	58,084	(1,001)	(1.72)
Other consumer loans	820	972	(152)	(15.72)

Total consumer loans	57,903	59,056	(1,153)	(1.95)
Total loans	567,097	528,086	39,011	7.39

Net deferred loan costs (fees)	2,683	2,279	404	17.78
Allowance for loan losses	(2,468)	(2,307)	(161)	6.98

Net total loans	$567,312	$528,058	$39,254	7.43

Non-Performing Assets

Non-performing assets totaled $1.9 million at June 30, 2008. Net charge-offs (recoveries) were $(2,000) in the six months ended June 30, 2008, compared to $(2,000) in the same period last year. The allowance for loan losses was 0.44% of total loans at June 30, 2008 versus 0.47% and June 30, 2007.

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Allowance for loan losses:
Allowance at beginning of period	$2,307	$2,050
Provision for loan losses	159	150
Recoveries	2	3
Charge-offs	—	1

Net (recoveries)charge-offs	(2)	(2)

Allowance at end of period	$2,468	$2,202

Allowance for loan losses as a percent of total loans	0.44%	0.47%
Allowance for loan losses as a percent of non-performing loans	129.06%	685.9%

	June 30, 2008	December 31, 2007
	(In thousands)
Nonaccrual loans:
Real estate mortgage loans	$320	$295
Commercial	1,551	—
Consumer loans	41	1

Total of non-accrual and 90 days or more past due loans	$1,912	$296

Total non-performing loans to total loans	0.34%	0.06%
Total non-performing loans to total assets	0.29%	0.05%
Total non-performing assets and troubled debt restructurings to total assets	0.29%	0.05%

Deposits

Deposits decreased by $1.5 million, or 0.4%, to $413.7 million at June 30, 2008 from $415.2 million at December 31, 2007. Non-interest bearing checking accounts increased $31.3 million and interest bearing demand deposits decreased $31.7 million as the Company stopped paying interest on $31.8 million in interest-bearing demand accounts in April of 2008. In addition, time deposits decreased $4.3 million and savings accounts increased $3.1 million. The Company continued its focus on attracting core deposits, which increased $2.8 million to $246.1 million or 59.5% of total deposits.

The following table summarizes changes in deposits in the six months ended June 30, 2008.

	June 30, 2008	December 31, 2007	$ change	% change
	(Dollars in thousands)
Noninterest-bearing demand deposits	$58,137	$26,809	$31,328	116.9%
Interest-bearing demand deposits	132,357	164,061	(31,704)	(19.3)
Savings accounts	55,644	52,502	3,142	6.0
Certificates of deposit	167,597	171,859	(4,262)	(2.4)

Total	$413,735	$415,231	$(1,496)	(0.4)

Borrowings

Federal Home Loan Bank advances increased $29.0 million, or 24.1%, to $149.2 million at June 30, 2008 from December 31, 2007. Other borrowings decreased $750,000 to $22.7 million at June 30, 2008 from $23.5 million at December 31, 2007. The increase in Federal Home Loan Bank borrowings was used to fund new loan originations not funded by deposit growth.

Stockholders’ Equity

Stockholders’ equity increased by $500,000 to $63.5 million at June 30, 2008, from $63.0 million at December 31, 2007. The increase was the result of an increase from current period earnings of $1.8 million, offset by treasury stock purchases of $265,000, dividends paid of $178,000 and increases in the accumulated other comprehensive loss of $1.0 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Net income was $1,089,000 for the three months ended June 30, 2008 as compared to $619,000 for the three months ended June 30, 2007. The $470,000, or 76.0%, increase in 2008 from 2007 was due to increases in net interest income of $952,000 and other income of $30,000 offset by increases in other expense of $205,000 and provision for loan losses of $14,600.

Net income was $1,819,000 for the six months ended June 30, 2008 as compared to $1,120,000 for the six months ended June 30, 2007. The $699,000, or 62.4%, increase in 2008 from 2007 was due to increases in net interest income of $1.6 million offset by a decrease in other income of $258,000 and increases in other expense of $249,000 and provision for loan losses of $9,000.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Net income	$1,089	$619	$1,819	$1,120
Basic earnings per share	$0.14	$0.08	$0.23	$0.14
Basic and diluted earnings per share	$0.13	$0.08	$0.22	$0.14
Return on average assets (annualized)	0.66%	0.43%	0.56%	0.39%
Return on average equity (annualized)	6.81%	3.91%	5.69%	3.55%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three-month periods ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$8,148	$6,763	$1,385	20.5%
Investment securities	746	959	(213)	(22.2)
Other interest-earning assets	41	215	(174)	(80.9)

Total interest income	$8,935	$7,937	$998	12.6

INTEREST EXPENSE:
Deposits	$2,526	$3,154	$(628)	(19.9)
Borrowings	1,784	1,110	674	60.7

Total interest expense	4,310	4,264	46	1.1

Net interest income	$4,625	$3,673	$952	25.9

Interest income increased by $998,000 in the second quarter of 2008 compared to the second quarter of 2007. The increase was driven by a $1.5 million increase in mortgage loan income which was offset by decreases in income on consumer loans and commercial loans. Declines in interest income on investment securities and other interest-earning assets also offset the growth in loan income. The increase in loan income resulted from an increase in the average balance of $108.7 million offset by a decrease in yield of 17 basis points. The decrease in investment income resulted from a decrease in the average balance of $19.9 million offset by an increase in average yield of 61 basis points. The decrease in income in other interest-earning assets resulted from decreases in average balance of $7.9 million and yield of 336 basis points.

Interest expense increased by $46,000, or 1.1%, over the second quarter of 2007. Increased interest expense on borrowings of $674,000 and time deposits of $20,000 was offset by a decrease in interest expense on interest-bearing demand deposits of $632,000 and a decrease in interest expense on savings accounts of $15,000. Interest-bearing deposit expense decreased as a result of decreases in the average balance of $31.1 million and cost of 116 basis points, while time deposit expense increased as a result of increased average balances of $18.9 million offset by a decrease in the cost by 47 basis points. Overall, the cost of deposits decreased 53 basis points to 2.71% from 3.24% in second quarter of 2008 versus 2007, while the average balance of deposits declined $16.9 million. Borrowing expense increased as a result of an increase in the average balance of $77.7 million offset by a decrease in the cost by 79 basis points.

The interest rate spread and net interest margin were 2.58% and 3.00%, respectively, for the three months ended June 30, 2008 compared to 2.34% and 2.74% for the same period in 2007. The increase in average earning assets of $81.0 million and the decrease in average cost of funds of 37 basis points was offset by a rise of average interest bearing liabilities of $60.8 million and a decrease in the average yield on earning assets of 13 basis points.

The following table summarizes changes in interest income and interest expense for the six-month periods ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008	2007	$ Change	% Change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$16,083	$13,269	$2,814	21.2%
Investment securities	1,665	1,964	(299)	(15.2)
Other interest-earning assets	64	433	(369)	(85.2)

Total interest income	$17,812	$15,666	$2,146	13.7

INTEREST EXPENSE:
Deposits	$5,390	$6,246	$(856)	(13.7)
Borrowings	3,471	2,112	1,359	64.3

Total interest expense	8,861	8,358	503	6.0

Net interest income	$8,951	$7,308	$1,643	22.5

Interest income increased by $2.1 million in the six months ended June 30, 2008 compared to the same period in 2007. The increase was driven by a $2.9 million increase in mortgage loan income which was offset by decreases in income on consumer loans and commercial loans. Declines in interest income on investment securities and other interest-earning assets also offset the growth in loan income. The increase in loan income resulted from an increase in the average balance of $104.5 million offset by a decrease in the average yield of 11 basis points. The decrease in investment income resulted from a decrease in the average balance of $16.0 million offset by an increase in the average yield of 63 basis points. The decrease in income in other interest-earning assets resulted from decreases in the average balance of $10.6 million and average yield of 304 basis points.

Interest expense increased by $503,000, including a decrease in interest-bearing deposits expense of $1.1 million, an increase in time deposit expense of $323,000, a decrease in savings account of $40,000 and an increase in interest expense on borrowings of $1.4 million. Interest-bearing deposit expense decreased as a result of decreases in the average balance of $18.7 million and cost by 112 basis points, while time deposit expense increased as a result of an increase in the average balance of $21.8 million offset by a decrease in the cost by 20 basis points. Overall, the cost of deposits decreased 42 basis points to 2.80% from 3.22% in second quarter of 2008 versus 2007, while the average balance of deposits declined $3.5 million. Borrowing expense increased as a result of an increase in the average balance of $72.9 million offset by a decrease in the average cost of funds of 28 basis points.

The interest rate spread and net interest margin of the Company were 2.59% and 2.95%, respectively, for the six months ended June 30, 2008 compared to 2.37% and 2.76% for the same period in 2007. The increase in average earning assets of $77.9 million and a decrease in average cost paid on liabilities of 28 basis points was offset by a rise of average interest bearing liabilities of $69.4 million and an decrease in the average yield on earning assets of 5 basis points.

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

Average Balance Tables

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$561,576	$8,148	5.80%	$452,846	$6,763	5.97%
Investment securities	47,163	746	6.33%	67,018	959	5.72%
Other interest-earning assets	7,932	41	2.07%	15,857	215	5.43%

Total interest-earning assets	616,671	8,935	5.80%	535,721	7,937	5.93%
Noninterest-earning assets	44,615			42,227

Total assets	$661,286			$577,948

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$144,767	$560	1.55%	$175,916	$1,192	2.71%
Savings accounts	55,304	152	1.10%	59,904	167	1.11%
Certificates of deposit	172,662	1,814	4.20%	153,807	1,794	4.67%

Total interest-bearing deposits	372,733	2,526	2.71%	389,627	3,153	3.24%
FHLB advances	141,148	1,363	3.86%	64,397	686	4.26%
Securities sold under agreements to repurchase	7,555	86	4.54%	6,590	90	5.44%
Subordinated debt	15,464	335	8.67%	15,464	335	8.67%

Total borrowings	164,167	1,784	4.35%	86,451	1,111	5.14%

Total interest-bearing liabilities	536,900	4,310	3.21%	476,078	4,264	3.58%
Noninterest-bearing demand accounts	53,088			33,023
Other	7,326			5,572

Total liabilities	597,314			514,662
Stockholders’ equity	63,972			63,286

Total liabilities and stockholders’ equity	$661,286			$577,948

Net interest income		$4,625			$3,673

Interest rate spread			2.58%			2.34%
Net interest margin			3.00%			2.74%
Average interest-earning assets to average interest-bearing liabilities	114.86%			112.53%

Average Balance Tables

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$548,963	$16,083	5.86%	$444,422	$13,269	5.97%
Investment securities	52,119	1,665	6.39%	68,154	1,964	5.76%
Other interest-earning assets	5,642	64	2.28%	16,271	433	5.32%

Total interest-earning assets	606,724	17,812	5.87%	528,847	15,666	5.92%
Noninterest-earning assets	44,010			42,128

Total assets	$650,734			$570,975

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$157,859	$1,276	1.62%	$176,510	$2,414	2.74%
Savings accounts	53,653	295	1.10%	60,313	335	1.11%
Certificates of deposit	173,389	3,819	4.41%	151,617	3,497	4.61%

Total interest-bearing deposits	384,901	5,390	2.80%	388,440	6,246	3.22%
FHLB advances	131,368	2,619	3.99%	59,227	1,253	4.23%
Securities sold under agreements to repurchase	7,777	182	4.68%	6,994	189	5.41%
Subordinated debt	15,464	670	8.67%	15,464	670	8.67%

Total borrowings	154,609	3,471	4.49%	81,685	2,112	5.17%

Total interest-bearing liabilities	539,510	8,861	3.28%	470,125	8,358	3.56%
Noninterest-bearing demand accounts	40,281			32,248
Other	7,065			5,422

Total liabilities	586,856			507,789
Stockholders’ equity	63,878			63,181

Total liabilities and stockholders’ equity	$650,734			$570,975

Net interest income		$8,951			$7,308

Interest rate spread			2.59%			2.37%
Net interest margin			2.95%			2.76%
Average interest-earning assets to average interest-bearing liabilities	112.46%			112.49%

Provision for Loan Losses

We review the level of the allowance for loan losses on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. The provision for loan losses was $89,600 and $158,600 for the three and six months ended June 30, 2008, respectively, compared to $75,000 and $150,000 for the three and six months ended June 30, 2007, respectively. The provision for loan losses was primarily to maintain an allowance level deemed appropriate by management in light of factors such as the level of non-performing loans and the current market conditions.

Other Income

The following table summarizes other income for the three months ended June 30, 2008 and 2007 and the changes between the periods.

	Three Months Ended June 30,		% Change
	2008	2007
	(Dollars in thousands)
OTHER INCOME:
Service charges	$442	$398	11.2%
Cash surrender value of life insurance	107	93	15.0
Loss on sale of securities	(54)	—	N/M
Other	172	146	17.6

Total other income	$667	$637	4.7

Other income increased $30,000, or 4.7%, to $667,000 for the three-month period ended June 30, 2008 from the same period in 2007. The increase in income resulted from increases in income from service charges, cash surrender value of life insurance and other income totaling $84,000 offset by a loss on sale of securities of $54,000. The securities sold were identified as other than temporarily impaired in the first quarter of 2008.

The following table summarizes other income for the six months ended June 30, 2008 and 2007 and the changes between the periods.

	Six Months Ended June 30,		% Change
	2008	2007
	(Dollars in thousands)
OTHER INCOME:
Service charges	$808	$773	4.5%
Cash surrender value of life insurance	210	171	22.8
Gain on call of AFS securities	4	—	N/M
Impairment charge on AFS securities	(313)	—	N/M
Loss on sale of securities	(54)	—	N/M
Other	322	291	10.7

Total other income	$977	$1,235	(20.9)

Other income decreased $258,000, or 20.9%, to $977,000 for the six-month period ended June 30, 2008 from the same period in 2007. The decrease was the result of the Company’s identifying an impairment of fair value in an investment of its $8.0 million mutual fund portfolio as other than temporary resulting in a loss of $313,000 and the subsequent sale of those securities resulting in an additional loss of $54,000. These decreases were offset by increases in service charge income of $35,000, cash surrender value of life insurance of $39,000 and other income of $30,000.

Other Expense

The following table summarizes other expense for the three months ended June 30, 2008 and 2007 and the changes between the periods.

	Three Months Ended June 30,		% Change
	2008	2007
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$2,046	$1,833	11.6%
Occupancy and equipment	748	719	4.0
Federal insurance premiums	12	13	(7.7)
Advertising	88	121	(27.3)
Professional services	156	168	(7.1)
Other operating expense	364	355	2.5

Total other expense	$3,414	$3,209	6.4

Other expenses increased $205,000 to $3.4 million for the three-month period ended June 30, 2008 from the same period in 2007. The increase in other expenses was primarily the result of increases in salaries and employee benefits of $213,000 and occupancy and equipment of $29,000 offset by decreases in advertising and professional services of $45,000.

The following table summarizes other expense for the six months ended June 30, 2008 and 2007 and the changes between the periods.

	Six Months Ended June 30,		% Change
	2008	2007
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$3,976	$3,837	3.6%
Occupancy and equipment	1,511	1,430	5.7
Federal insurance premiums	24	26	(7.7)
Advertising	186	234	(20.5)
Professional services	368	320	15.0
Other operating expense	724	693	4.5

Total other expense	$6,789	$6,541	3.8

Other expenses increased $248,000 to $6.8 million for the six-month period ended June 30, 2008 from the same period in 2007. The increase in other expenses was primarily the result of increases in salaries and employee benefits, occupancy and equipment, professional services and other operating expenses totaling $298,000 offset by decreases in federal insurance premiums and advertising totaling $50,000.

Income Taxes

Income taxes increased $292,000 to $699,000 for an effective tax rate of 39.1% for the three months ended June 30, 2008 compared to $407,000 for an effective tax rate of 39.7% for the same period in 2007. The increase in income taxes was a result of higher taxable income in 2008 compared to the same period in 2007.

Income taxes increased $429,000 to $1.2 million for an effective tax rate of 39.0% for the six months ended June 30, 2008 compared to $732,000 for an effective tax rate of 39.5% for the same period in 2007. The increase in income taxes was a result of higher taxable income in 2008 compared to the same period in 2007.

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

Our most liquid assets are cash and cash equivalents and federal funds sold. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2008, cash and cash equivalents totaled $11.0 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $10.3 million at June 30, 2008. In addition, at June 30, 2008, we had the ability to borrow a total of approximately $46.5 million from the Federal Home Loan Bank of New York, which included available overnight lines of credit of $38.2 million. On that date, we had overnight advances outstanding of $9.2 million.

At June 30, 2008, we had $46.6 million in loan commitments outstanding, which included $13.0 million in undisbursed loans, $22.9 million in unused home equity lines of credit and $10.7 million in commercial lines of credit. Certificates of deposit due within one year of June 30, 2008 totaled $125.2 million, or 74.7% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At June 30, 2008, the Bank exceeded all of its regulatory capital requirements with tangible capital of $62.8 million, or 9.77% of total adjusted assets, which is above the required level of $9.6 million or 1.5%; core capital of $62.8 million, or 9.77% of total adjusted assets which is above the required level of $25.7 million or 4.0%; and risk-based capital of $65.3 million, or 17.26% of risk-weighted assets, which is above the required level of $30.2 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s prompt corrective action regulations.

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

The following table reflects changes in estimated net interest income only for Ocean Shore Holding.

	At June 30, 2008 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	(7.18)%	(8.00)%
100 basis point decrease in rates	(2.11)%	(6.55)%

The 200 and 100 basis point change in rates in the above table is assumed to occur evenly over the following twelve months. Based on the scenario above, net interest income would be adversely affected (within our internal guidelines) in the twelve-month and twenty-four month period if rates rose by 200 basis points. The reason for the decrease in the twelve-month and twenty-four month period is that interest bearing liabilities will reprice faster than interest bearing assets. In addition, if rates declined by 100 basis points, net interest income would be adversely affected in the twelve-month and twenty-four month period. The reason for the decrease in the twelve-month and twenty-four month period is that interest bearing assets will reprice faster than interest bearing liabilities.

Net Portfolio Value Analysis

In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at June 30, 2008 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$43,218	$(46,061)	(52)%	6.91%	(614	) bp
200	64,475	(24,804)	(27)	9.92	(313)
100	76,279	(13,000)	(15)	11.45	(160)
0	89,279	—	—	13.05	—
(100)	77,066	(12,213)	(14)	11.35	(170)
(200)	64,055	(25,224)	(28)	9.49	(357)
(300)	57,712	(31,567)	(35)	8.48	(457)

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

For the three and six months ended June 30, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs (1)(2)
Month #1 April 1, 2008 through April 30, 2008	None	None	None	449
Month #2 May 1, 2008 through May 31, 2008	None	None	None	449
Month #3 June 1, 2008 through June 30, 2008	None	None	None	449
Total

_______________

(1)	On August 10, 2005, the Company’s Board of Directors approved the formation and funding of a trust that will purchase 171,749 shares of the Company’s common stock in the open market with funds contributed by the Company. As of September 23, 2005, 171,300 shares were purchased. The remaining 449 shares have not been awarded and may be purchased from time to time at the discretion of the independent trustee of the trust and the shares will be used to fund restricted stock awards under the Company’s 2005 Equity Incentive Plan.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 21, 2008. The results of the vote on the matters presented at the meeting are as follows:

1.	The following individuals were elected as directors, each for a three-year term:

	Votes for	Votes Withheld
Sylva A. Bertini	7,799,276	99,613
Christopher J. Ford	7,799,398	99,491
John L. VanDuyne, Jr.	7,792,244	106,645

2.	The appointment of Deloitte & Touche LLP as auditors for the Company for the fiscal year ending December 31, 2008 was ratified by stockholders by the following vote:

For: 7,856,426;	Against: 41,038;	Abstain: 1,325

Broker non-votes totaled none.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.0	Amended and Restated Salary Continuation Agreement by and between Ocean City Home Bank and Steven E. Brady

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO.
(Registrant)

Date: August 14, 2008	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: August 14, 2008	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President