Form 10-Q
period 2008-09-30
OCEAN SHORE HOLDING CO
filed 2008-11-14
CIK 1298716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date: At October 31, 2008, the registrant had 8,323,374 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2008	December 31, 2007
ASSETS

Cash and amounts due from depository institutions	$40,185,252	$9,540,392
Federal funds sold	—	—

Cash and cash equivalents	40,185,252	9,540,392
Investment securities held to maturity (estimated fair value—$12,580 at September 30, 2008; $0 at December 31, 2007)	12,580	—
Investment securities available for sale (amortized cost—$12,895,686 at September 30, 2008; $23,362,218 at December 31, 2007)	10,868,194	22,272,694
Mortgage-backed securities held to maturity (estimated fair value—$4,110,244 at September 30, 2008; $4,612,137 at December 31, 2007)	4,175,837	4,656,553
Mortgage-backed securities available for sale (amortized cost—$24,779,469 at September 30, 2008; $31,934,295 at December 31, 2007)	24,812,452	31,986,083
Loans—net of allowance for loan losses of $2,582,879 at September 30, 2008 and $2,307,225 at December 31, 2007	579,045,101	528,057,505
Accrued interest receivable:
Loans	2,230,058	2,067,470
Mortgage-backed securities	130,606	162,095
Investment securities	232,262	414,532
Federal Home Loan Bank stock—at cost	7,599,100	6,518,500
Office properties and equipment—net	11,066,386	9,621,383
Prepaid expenses and other assets	3,031,467	2,582,282
Cash surrender value of life insurance	10,752,939	10,433,849
Deferred tax asset	1,567,419	1,209,248

TOTAL ASSETS	$695,709,653	$629,522,586

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$53,138,932	$26,809,176
Interest bearing deposits	407,543,939	388,421,582
Advances from Federal Home Loan Bank	145,000,000	120,230,000
Junior subordinated debentures	15,464,000	15,464,000
Securities sold under agreements to repurchase	2,250,000	8,000,000
Advances from borrowers for taxes and insurance	3,075,149	2,832,905
Accrued interest payable	920,876	1,204,878
Other liabilities	4,102,222	3,512,931

Total liabilities	631,495,118	566,475,472

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 8,762,742 shares issued; 8,323,374 and 8,362,080 shares outstanding at September 30, 2008 and December 31, 2007, respectively	87,627	87,627
Additional paid-in capital	38,423,245	37,968,848
Retained earnings—partially restricted	35,124,965	33,572,429
Treasury stock—at cost: 439,368 shares at September 30, 2008; 400,662 shares at December 31, 2007	(5,332,015)	(4,939,626)
Common stock acquired by employee benefits plans	(2,347,240)	(2,518,990)
Deferred compensation plans trust	(480,417)	(460,146)
Accumulated other comprehensive loss	(1,261,630)	(663,028)

Total stockholders’ equity	64,214,535	63,047,114

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$695,709,653	$629,522,586

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$8,386,224	$7,169,966	$24,469,052	$20,438,739
Taxable interest on mortgage-backed securities	380,550	479,237	1,232,150	1,520,677
Non-taxable interest on municipal securities	23,482	36,790	70,264	108,930
Interest and dividends on investment securities	301,569	562,277	1,132,198	1,846,065

Total interest and dividend income	9,091,825	8,248,270	26,903,664	23,914,411

INTEREST EXPENSE:
Deposits	2,476,523	3,143,691	7,866,682	9,389,640
Advances from Federal Home Loan Bank, securities sold under agreements to repurchase and other borrowed money	1,745,001	1,324,622	5,216,158	3,436,959

Total interest expense	4,221,524	4,468,313	13,082,840	12,826,599

NET INTEREST INCOME	4,870,301	3,779,957	13,820,824	11,087,812

PROVISION FOR LOAN LOSSES	113,900	48,075	272,500	198,075

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,756,401	3,731,882	13,548,324	10,889,737

OTHER INCOME:
Service charges	448,478	426,229	1,256,884	1,199,588
Cash surrender value of life insurance	109,036	99,343	319,089	269,943
Loss on sale of securities	—	—	(50,250)	—
Impairment charge on AFS securities	(1,296,800)	—	(1,609,765)	—
Other	176,336	154,754	498,332	445,672

Total other income	(562,950)	680,326	414,290	1,915,203

OTHER EXPENSE:
Salaries and employee benefits	2,045,448	1,833,742	6,021,839	5,671,025
Occupancy and equipment	818,728	716,824	2,329,984	2,147,063
Federal insurance premiums	33,522	12,182	57,579	37,713
Advertising	89,275	93,080	275,444	327,154
Professional services	153,863	153,366	521,811	473,708
Other operating expenses	389,608	364,204	1,113,103	1,057,321

Total other expenses	3,530,444	3,173,398	10,319,760	9,713,984

INCOME BEFORE INCOME TAXES	663,007	1,238,810	3,642,854	3,090,956

INCOME TAX EXPENSE	321,549	427,624	1,482,588	1,159,788

NET INCOME	$341,458	$811,186	$2,160,266	$1,931,168

Earnings per share basic:	$0.04	$0.10	$0.27	$0.24
Earnings per share diluted:	$0.04	$0.10	$0.27	$0.23

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	Common Stock	Additional Paid-In Capital	Retained Earnings - Partially Restricted	Treasury Stock	Common Stock Acquired by Employee Benefits Plan	Deferred Compensation Plans Trust	Accumulated Other Comprehensive Income (Loss)	Total Equity
BALANCE—January 1, 2008	$87,627	$37,968,848	$33,572,429	$(4,939,626)	$(2,518,990)	$(460,146)	$(663,028)	$63,047,114
Cumulative effect of the adoption of EITF 06-4			(250,194)					(250,194)
Comprehensive income:
Net income			2,160,266					2,160,266
Other comprehensive loss—
Unrealized holding (loss)—available for sale securities (net of tax $(924,080))							(1,642,457)	(1,642,457)
Reclassification adjustment for other-than-temporary impairment (net of tax $565,910)							1,043,855	1,043,855

Comprehensive income:								1,561,664
Purchase of treasury stock				(392,389)				(392,389)
IRS section 83(b) restricted stock vesting		22,870						22,870
Unallocated ESOP shares committed to employees					171,750			171,750
Excess of fair value above cost of ESOP shares committed to be released		(6,011)						(6,011)
Restricted stock shares		298,069						298,069
Stock options		139,469						139,469
Current year dividends declared			(357,536)					(357,536)
Purchase of shares by deferred compensation plans trust						(20,271)		(20,271)

BALANCE—September 30, 2008	$87,627	$38,423,245	$35,124,965	$(5,332,015)	$(2,347,240)	$(480,417)	$(1,261,630)	$64,214,535

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
BALANCE—January 1, 2007	$87,627	$37,299,692	$30,781,914	$(2,190,882)	$(2,747,990)	$(416,420)	$(263,427)	$62,550,514
Comprehensive income:
Net income			1,931,168					1,931,168
Other comprehensive loss—
Unrealized holding (loss)—available for sale securities (net of tax ($219,909))							(369,899)	(369,899)

Comprehensive income:								1,561,269
Purchase of treasury stock				(2,270,735)				(2,270,735)
IRS section 83(b) restricted stock vesting		9,147						9,147
Unallocated ESOP shares committed to employees					171,750			171,750
Excess of fair value above cost of ESOP shares committed to be released		43,625						43,625
Restricted stock shares		298,069						298,069
Stock options		170,377						170,377
Purchase of shares by deferred compensation plans trust						(36,870)		(36,870)

BALANCE—September 30, 2007	$87,627	$37,820,910	$32,713,082	$(4,461,617)	$(2,576,240)	$(453,290)	$(633,326)	$62,497,146

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$2,160,266	$1,931,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(55,438)	1,093,544
Provision for loan losses	275,654	198,075
Deferred income taxes	—	331,363
Stock based compensation expense	626,146	692,969
Impairment charge on AFS securities	1,609,765	—
Gain on call of AFS securities	(3,790)	—
Loss on sale of AFS securities	54,040	—
Loss on disposal of office properties and equipment	—	408
Cash surrender value of life insurance	(319,089)	(269,943)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	51,170	(232,031)
Prepaid expenses and other assets	(449,186)	(235,124)
Accrued interest payable	(284,002)	(149,690)
Other liabilities	339,098	560,346

Net cash provided by operating activities	4,004,634	3,921,085

INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities available for sale	6,149,420	5,935,523
Mortgage-backed securities held to maturity	479,832	463,823
Loans originated, net of repayments	(48,458,996)	(47,258,647)
Purchases of:
Loans receivable	(2,307,378)	(6,340,299)
Mortgage-backed securities held to maturity	—	—
Investment securities held to maturity	(12,580)	(2,955,673)
Investment securities available for sale	—	(3,000,000)
Federal Home Loan Bank stock	(5,395,900)	(1,911,200)
Office properties and equipment	(1,852,212)	(200,118)
Life insurance contracts	—	(2,457,000)
Proceeds from sales of:
Federal Home Loan Bank stock	4,315,300	594,000
Proceeds from maturities of:
Investment securities held to maturity	—	3,158,379
Investment securities available for sale	8,809,236	3,000,000
Mortgage-backed securities available for sale	969,344	—

Net cash (used in) investing activities	(37,303,934)	(50,971,212)

FINANCING ACTIVITIES:
Increase in deposits	45,452,112	11,115,634
(Decrease) increases in securities sold under agreements to repurchase	(5,750,000)	1,310,000
Advances from the Federal Home Loan Bank, net	24,770,000	28,000,000
Dividends paid	(357,536)	—
Purchase of treasury stock	(392,389)	(2,270,735)
Purchase of shares by deferred compensation plans trust	(20,271)	(36,870)
Increase in advances from borrowers for taxes and insurance	242,244	361,678

Net cash provided by financing activities	63,944,160	38,479,707

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	30,644,860	(8,570,420)
CASH AND CASH EQUIVALENTS—Beginning of period	9,540,392	33,356,934

CASH AND CASH EQUIVALENTS—End of period	$40,185,252	$24,786,514

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$13,366,843	$12,976,289

Income taxes	$1,447,000	$855,000

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation—The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008 or any other period.

Use of Estimates in the Preparation of Financial Statements—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions relate to the allowance for loan losses, valuation of investment securities and deferred income taxes. Actual results could differ from those estimates.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). The purpose of FSP FAS 157-3 was to clarify the application of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), for a market that is not active. It also allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. FSP FAS 157-3 did not change the objective of SFAS 157 which is the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company’s adoption of FSP FAS 157-3 for the period ended September 30, 2008 did not have a material effect on its financial position, results of operations, cash flows or disclosures.

In September 2008, the FASB issued a FASB Staff Position (“FSP”) No. FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45”; and “Clarification of the Effective Date of FASB Statement No. 161”. The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. This FSP encourages that the amendments to Statement 133 and Interpretation 45 be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending subsequent to initial adoption. The FSP is effective for reporting periods (annual or interim) ending after November 15, 2008. The Company is currently evaluating the requirements of FSP Nos. FAS 133-1 and FIN 45-4 and has not yet determined the impact, if any, on the Company’s financial condition or results of operations.

In June 2008, the FASB issued FASB Staff Position (“FSP”) No EITF 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. The FSP is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively. The Company is currently evaluating the requirements of FSP Nos. EITF 03-6-1 and has not yet determined the impact, if any, on the Company’s financial condition or results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective sixty days following the Securities & Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 will have an impact on its financial condition or results of operations.

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

2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	September 30, 2008
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
Debt securities:
Municipal securities	$12,580	$—	$—	$12,580

Totals	$12,580	$—	$—	$12,580

Available for Sale
Debt securities:
Federal Agencies	$1,082,991	$—	$(5,074)	$1,077,917
Municipal securities	1,911,509	3,919	(21,149)	1,894,279
Corporate	9,898,590	4,018	(2,044,370)	7,858,238
Equity securities	2,596	35,164	—	37,760

Totals	$12,895,686	$43,101	$(2,070,593)	$10,868,194

	December 31, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available for Sale
Debt securities:
Federal Agencies	$1,199,447	$551	$—	$1,199,998
Municipal securities	2,956,682	37,289	—	2,993,971
Corporate	11,193,917	104,888	(1,067,758)	10,231,047
Mutual Funds	8,012,172	104,147	(268,641)	7,847,678

Totals	$23,362,218	$246,875	$(1,336,399)	$22,272,694

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2008 and December 31, 2007:

	September 30, 2008
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities -
Municipal securities	$472,505	$(21,149)	$—	$—	$472,505	$(21,149)
Federal agencies	1,077,917	(5,074)	—	—	1,077,917	(5,074)
Corporate	2,211,940	(285,680)	3,904,638	(1,758,690)	6,116,578	(2,044,370)

Totals	$3,762,362	$(311,903)	$3,904,638	$(1,758,690)	$7,667,000	$(2,070,593)

	December 31, 2007
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities -
Federal Agencies	$—	$—	$—	$—	$—	$—
Corporate	4,312,534	(838,008)	2,280,326	(229,750)	6,592,860	(1,067,758)
Mutual Funds	—	—	7,740,935	(268,641)	7,740,935	(268,641)

Totals	$4,312,534	$(838,008)	$10,021,261	$(498,391)	$14,333,795	$(1,336,399)

Management has reviewed its investment securities at September 30, 2008 and determined that the unrealized losses are temporary. The determination of whether a decline in market value is other than temporary is necessarily a matter of subjective judgment. The Company determines whether the unrealized losses are temporary in accordance with EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Asset, when applicable and FSP SFAS No. 115-1 and SFAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer. The timing and amount of any realized losses reported in the Company’s financial statements could vary if management were to determine that an other than temporary impairment exists.

At September 30, 2008, 4 debt securities had been in a continuous unrealized loss position for 12 months or longer. Those securities had aggregate depreciation of 31.1% from the Company’s amortized cost basis. The unrealized loss on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets. Management believes these unrealized losses are not other-than-temporary based upon Company’s analysis that the securities will perform in accordance with their terms, in addition to, the Company’s ability and intent to hold these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity. The Company believes recovery of fair value is expected when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments. The corporate debt securities have no identified credit issues and have a current credit rating of BBB or higher. As management has the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no decline is deemed to be other than temporary.

In the third quarter of 2008, a pre-tax $1.3 million other-than-temporary impairment charge was recorded on a $2.0 million investment in one trust preferred collateralized debt obligation. This obligation, which includes 103 issuers, one of which is in default and four of which have deferred interest payments, is expected to experience a temporary suspension or reduction of distributions. Based on management’s analysis as of September 30, 2008, all of the remaining corporate debt securities including one other pooled trust preferred securities are expected to return 100% of their principal and interest.

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

The amortized cost and estimated fair value of debt securities held to maturity and available for sale at September 30, 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2008
	Held to Maturity		Available for Sale Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within 1 year	$12,580	$12,580	$—	$—
Due after 1 year through 5 years	—	—	1,082,991	1,077,917
Due after 5 years through 10 years	—	—	1,000,000	501,680
Due after 10 years	—	—	10,810,099	9,250,838

Totals	$12,580	$12,580	$12,893,090	$10,830,435

Equity securities had an amortized cost of $2,596 and a fair value of $37,759 as of September 30, 2008.

3. MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:

	September 30, 2008
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
GNMA pass-through certificates	$87,993	$5,222	$—	$93,215
FHLMC pass-through certificates	385,329	6,491	—	391,820
FNMA pass-through certificates	3,702,515	1,617	(78,923)	3,625,209

Totals	$4,175,837	$13,330	$(78,923)	$4,110,244

Available for Sale
GNMA pass-through certificates	$2,041,957	$46,606	$—	$2,088,563
FHLMC pass-through certificates	4,982,869	19,962	(35,752)	4,967,079
FNMA pass-through certificates	17,754,643	69,893	(67,726)	17,756,810

Totals	$24,779,469	$136,461	$(103,478)	$24,812,452

	December 31, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
GNMA pass-through certificates	$103,571	$4,534	$—	$108,105
FHLMC pass-through certificates	516,207	9,568	—	525,775
FNMA pass-through certificates	4,036,775	1,915	(60,433)	3,978,257

Totals	$4,656,553	$16,017	$(60,433)	$4,612,137

Available for Sale
GNMA pass-through certificates	$2,432,790	$63,388	$(1,575)	$2,494,603
FHLMC pass-through certificates	7,706,702	13,419	(68,518)	7,651,603
FNMA pass-through certificates	21,794,803	126,852	(81,778)	21,839,877

Totals	$31,934,295	$203,659	$(151,871)	$31,986,083

The following table provides the gross unrealized losses and estimated fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2008 and December 31, 2007:

	September 30, 2008
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
FNMA pass-through certificates- held-to- maturity	$2,542,826	$(54,697)	$985,353	$(24,226)	$3,528,179	$(78,923)
GNMA pass-through certificates	—	—	—	—	—	—
FHLMC pass-through certificates	3,833,939	(35,752)	—	—	3,833,939	(35,752)
FNMA pass-through certificates	5,512,747	(55,459)	1,288,375	(12,267)	6,801,122	(67,726)

Totals	$11,889,512	$(145,908)	$2,273,728	$(36,493)	$14,163,240	$(182,400)

	December 31, 2007
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
FNMA pass-through certificates-held-to- maturity	$—	$—	$3,865,994	$(60,433)	$3,865,994	$(60,433)
GNMA pass-through certificates	—	—	462,171	(1,575)	462,171	(1,575)
FHLMC pass-through certificates	752,545	(2,082)	6,277,295	(66,436)	7,029,840	(68,518)
FNMA pass-through certificates	498,827	(1,932)	7,414,109	(79,846)	7,912,936	(81,778)

Totals	$1,251,372	$(4,014)	$18,019,569	$(208,290)	$19,270,941	$(212,304)

Management believes that the estimated fair value of the securities is dependent upon the movement in market interest rates and that the unrealized losses are temporary. At September 30, 2008, 4 mortgage-backed securities had been in a continuous unrealized loss position for 12 months or longer. Those securities had aggregate depreciation of 1.6% from the Company’s amortized cost basis. The unrealized losses relate principally to the changes in market interest rates since the time of purchase and the widening of credit spreads of mortgage backed securities markets. These securities represent asset backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carrying the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. In September of 2008 the Treasury announced the establishment of the Government- Sponsored Enterprise Credit Facility to ensure credit availability to Fannie Mae and Freddie Mac. Treasury also entered into senior preferred stock purchase agreements, which ensure that each entity maintains a positive net worth and effectively support the holders of debt and MBS issued or guaranteed by Fannie Mae and Freddie Mac. The Agreements enhance market stability by providing additional security to debt holders—senior and subordinated, thereby alleviating the concern of the credit driven impairment of the securities. As management has the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no declines are deemed to be other than temporary.

4. LOANS RECEIVABLE — NET

Loans receivable consist of the following:

	September 30, 2008	December 31, 2007
Real estate—mortgage:
One-to-four family residential	$455,291,277	$408,144,725
Commercial and multi-family	40,282,137	33,319,467

Total real estate-mortgage	495,573,414	441,464,192

Real estate—construction:
Residential	6,379,405	5,098,647
Commercial	1,094,550	5,143,624

Total real estate—construction	7,473,955	10,242,271

Commercial	16,362,339	17,323,682

Consumer:
Home equity	58,590,139	58,083,825
Other consumer loans	852,987	972,489

Total consumer loans	59,443,126	59,056,314

Total loans	578,852,834	528,086,459
Net deferred loan cost	2,775,146	2,278,271
Allowance for loan losses	(2,582,879)	(2,307,225)

Net total loans	$579,045,101	$528,057,505

Changes in the allowance for loan losses are as follows:
	Nine Months Ended September 30,
	2008	2007
Balance, beginning of period	$2,307,225	$2,049,913
Provision for loan loss	272,500	198,075
Charge-offs	—	(8,245)
Recoveries	3,154	3,639

Balance, end of period	$2,582,879	$2,243,382

5. DEPOSITS

Deposits consist of the following major classifications:

	September 30, 2008		December 31, 2007
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
NOW and other demand deposit accounts	$209,932,208	1.20%	$190,870,360	1.84%
Passbook savings and club accounts	53,879,689	1.11%	52,501,484	1.11%

Subtotal	263,811,897		243,371,844

Certificates with original maturities:
Within one year	101,346,680	3.01%	85,464,138	4.76%
One to three years	67,601,317	4.40%	54,441,262	4.79%
Three years and beyond	27,922,977	4.50%	31,953,514	4.33%

Total certificates	196,870,974		171,858,914

Total	$460,682,871		$415,230,758

The aggregate amount of certificate accounts in denominations of $100,000 or more at September 30, 2008 and December 31, 2007 amounted to $87,149,432 and $58,188,753, respectively.

Municipal demand deposit accounts in denominations of $100,000 or more at September 30, 2008 and December 31, 2007 amounted to $74,715,267 and $64,752,734, respectively.

6. EARNINGS PER SHARE

Basic net income per share is based upon the weighted average number of common shares outstanding, net of treasury shares, while diluted net income per share is based upon the weighted average number of common shares outstanding net of treasury shares and common share equivalents that would arise from the exercise of dilutive securities determined based upon treasury stock method using an average market price for the period.

The difference between the common shares issued and basic average shares outstanding, for the purposes of calculating basic earnings per share (“EPS”), is a result of subtracting unallocated ESOP shares, unvested restricted stock shares and treasury stock purchases from issued shares.

The calculated basic and dilutive EPS are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator	$341,458	$811,186	$2,160,266	$1,931,168
Denominators:
Basic average shares outstanding	8,007,999	8,088,991	7,999,467	8,127,967
Effect of diluted securities	83,416	117,676	96,278	129,420

Dilutive average shares outstanding	8,091,415	8,206,667	8,095,745	8,257,387
Earnings per share:
Basic	$0.04	$0.10	$0.27	$0.24
Diluted	$0.04	$0.10	$0.27	$0.23

At September 30, 2008 and 2007, there were 426,374 and 390,000 outstanding options that were anti-dilutive.

7. STOCK BASED COMPENSATION

The Company’s 2005 Equity Based Incentive Plan (the “Equity Plan”) provides for the grant of shares of common stock of the Company to certain officers, directors and employees of the Company. In order to fund the grant of shares under the Equity Plan, the Equity Plan Trust (the “Trust”) purchased 171,300 shares of the Company’s common stock in the open market for approximately $2.0 million, an average price of $11.70 per share. The Company made sufficient contributions to the Trust to fund these purchases. No additional purchases are expected to be made by the Trust under this plan. Pursuant to the terms of the plan, all 171,300 shares acquired by the Trust were granted to certain officers and directors of the Company in August 2005. The Equity Plan shares will generally vest at the rate of 20% per year over five years. As of September 30, 2008, 102,780 shares were fully vested and no shares were forfeited.

Compensation expense related to the shares granted is recognized ratably over the five-year vesting period in an amount which totals the market price of the Company’s stock at the date of grant. During the three and nine months ended September 30, 2008 and 2007, approximately $99,356 and $298,069 was recognized in compensation expense for the plan, respectively.

The Equity Plan also authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years. A total of 429,374 shares of common stock have been reserved for future issuance pursuant to the Equity Plan, of which 396,000 were awarded on August 10, 2005, 24,000 were awarded on November 21, 2006 and 38,874 were awarded November 20, 2007. As of September 30, 2008, 436,374 options were outstanding. Compensation expense recognized for the plan during the three and nine months ended September 30, 2008 was approximately $41,129 and $139,469, respectively, compared to $51,000 and $170,000 for the three and nine months ended September 30, 2007.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R) using a modified prospective application. Accordingly, prior period amounts have not been restated. The adoption required a reclassification to additional paid in capital of $(1,821,000) from common stock acquired by employee benefits plans trust. As of September 30, 2008, expenses totaling $728,644 remain to be recognized over the next 1.8 years.

The estimated fair value of options granted during 2007 was $2.10 per share. The fair value was estimated on the date of grant using the Black-Scholes Single Option Pricing Model with the following weighted average assumptions used:

Year Ended December 31, 2007
Dividend yield	0.00%
Expected volatility	25.95%
Risk-free interest rate	3.25%
Expected life of options	5.0

The dividend yield is zero because the Company had not declared any dividends and, at the time of the grant, did not anticipate declaring any over the life of the options. The risk-free interest rate used was based on the rates of treasury securities with maturities equal to the expected lives of the options.

A summary of the status of the Company’s stock options under the Equity Plan as of September 30, 2008 and changes during the nine months ended September 30, 2008 are presented below:

	Nine Months Ended September 30, 2008
	Number of shares	Weighted average exercise price
Outstanding at the beginning of the period	428,874	$11.64
Granted	—	—
Exercised	—	—
Forfeited	(2,500)	$11.60
Outstanding at the end of the period	426,374	$11.57
Exercisable at the end of the period	222,900	$11.63

The following table summarizes all stock options outstanding under the Equity Plan as of September 30, 2008:

	Options Outstanding
Grant Date	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
August 2005	363,500	$11.60	7.1 years
November 2006	24,000	$13.00	8.3 years
November 2007	38,874	$9.95	9.3 years

8. INCOME TAXES

Income taxes were $1.48 million for an effective tax rate of 40.7% for the nine months ended September 30, 2008 compared to $1.16 million for an effective tax rate of 37.5% for the same period in 2007. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of January 1, 2008, the tax years ended December 31, 2004, 2005, 2006 and 2007 were subject to examination by all tax jurisdictions. As of September 30, 2008, no audits were in process by a major tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to the Company’s unrecognized tax benefits, as none exist.

9. DECLARATION OF DIVIDEND

In April 2008, the Company initiated a quarterly cash dividend on the Company’s outstanding shares of common stock of $.05 per share. Subsequent to the end of the third quarter, the Board of Directors declared a dividend of $0.05 per share payable on November 28, 2008 to holders of record as of November 7, 2008.

10. FAIR VALUE MEASUREMENT

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

Those assets which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Government agencies and mortgage-backed securities	—	$25,890,368	—
State and municipal obligations	—	1,894,279	—
Corporate securities	—	6,788,739	$1,069,500
Equity securities	—	37,760	—

Totals	—	$34,611,146	$1,069,500

As a result of general market conditions and the illiquidity in the market for both single issuer and pooled trust preferred securities, management deemed it necessary to shift its market value measurement of each of the trust preferred securities from quoted prices for similar assets (Level 2) to an internally developed discounted cash flow model (Level 3). In arriving at the discount rate used in the model for each issue, the Company determined a trading group of similar securities quoted on the New York Stock Exchange or the NASDAQ over the counter market, based upon its review of market data points, such as Moody’s or comparable credit ratings, maturity, price, and yield. The Company indexed the individual securities within the trading group to a comparable interest rate swap (to maturity) in determining the spread. The average spread on the trading group was matched with the individual trust preferred issues based on their comparable credit rating which was then used in arriving at the discount rate input to the model.

The following provides details of the fair value measurement activity for Level 3 for the three and nine months ended September 30, 2008:

Fair Value Measurement Activity – Level 3

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trust Preferred Securities	Total
Balance, June 30, 2008	$—	$—
Total gains (losses), realized/unrealized (1)
Included in earnings	—	—
Included in accumulated other comprehensive loss	—	—
Purchases, maturities, prepayments and calls, net	—	—
Transfers into Level 3	1,069,500	1,069,500

Balance, September 30, 2008	$1,069,500	1,069,500

(1)	Transfer into level 3 was completed at the end of the period, accordingly no realized gains or losses were included in earnings that are attributable to the change in unrealized gain or losses relating to instruments still held September 30, 2008. Included in earnings on a pre-tax basis as of September 30, 2008 was loss of $1,296,800 and a loss in other comprehensive income of $633,700 on the securities held in the portfolio.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trust Preferred Securities	Total
Balance, January 1, 2008	$—	$—
Total gains (losses), realized/unrealized (1)
Included in earnings	—	—
Included in accumulated other comprehensive loss	—	—
Purchases, maturities, prepayments and calls, net	—	—
Transfers into Level 3	1,069,500	1,069,500

Balance, September 30, 2008	$1,069,500	1,069,500

(1)	Transfer into level 3 was completed at the end of the period, accordingly no realized gains or losses were included in earnings that are attributable to the change in unrealized gain or losses relating to instruments still held September 30, 2008. Included in earnings on a pre-tax basis as of September 30, 2008 was loss of $1,296,800 and a loss in other comprehensive income of $633,700 on the securities held in the portfolio.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, restricted equity investments and loans or bank properties transferred into other real estate owned at fair value on a non-recurring basis. At September 30, 2008, these assets were valued in accordance with GAAP and did not require fair value disclosure under the provisions of SFAS No. 157.

11.	SECOND STEP CONVERSION

On August 20, 2008, the Boards of Directors of the Company, OC Financial MHC and the Bank adopted a Plan of Conversion and Reorganization (the “Plan”) pursuant to which the Bank will reorganize from the mutual holding company structure to the stock holding company structure. Pursuant to the terms of the Plan, shares of the Company’s common stock held by persons other than OC Financial MHC will be converted into shares of a new New Jersey corporation pursuant to an exchange ratio designed to preserve their aggregate percentage ownership interest. The new New Jersey holding company will offer shares of its common stock for sale to the Bank’s eligible account holders, to the Bank’s tax-qualified employee benefit plans and to members of the general public in a subscription and community offering in the manner, and subject to the priorities, set forth in the Plan. The conversion will be subject to approval of the Bank’s depositors, the Company’s shareholders (including the approval of a majority of the shares held by persons other than OC Financial MHC) and regulatory agencies. The conversion is expected to be completed in early 2009.

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

RECENT DEVELOPMENTS

Troubled Assets Relief Program

After carefully evaluating U.S. Treasury’s Capital Purchase Program, through which the Treasury will provide capital to U.S. financial institutions through the purchase of preferred stock, the Company has determined not to participate. Because the Company’s capital ratios are strong, the Board of Directors concluded that if the Company is going to raise additional capital, it is in the best interests of the Company’s shareholders to accomplish that through a second step conversion, which is currently in process.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

Total assets of the Company increased by $66.2 million, to $695.7 million at September 30, 2008, from $629.5 million at December 31, 2007. Loans receivable, net, increased $51.0 million, investment and mortgage-backed securities increased $6.9 million and cash and cash equivalents increased by $4.6 million.

Investments

Investments decreased $11.4 million to $10.9 million at September 30, 2008 from $22.3 million at December 31, 2007. The decrease was the result of a decrease in mutual funds, tax free municipal and corporate investments of $11.4 million. Mortgage-backed securities decreased by $7.6 million to $29.0 million from $36.6 million at December 31, 2007 due to normal repayments of principal.

Loans

Loans receivable, net, increased $51.0 million to $579.1 million at September 30, 2008 from $528.1 million at December 31, 2007. Loan originations totaled $129.8 million for the nine months ended September 30, 2008 resulting in a 12.1% increase over the $115.8 million originated in the nine months ended September 30, 2007. Real estate mortgage loan originations totaled $90.9 million, real estate construction originations totaled $10.7 million, consumer loan originations totaled $17.8 million and commercial loan originations totaled $10.4 million for the nine months ended September 30, 2008. Origination activity was offset by $79.0 million of normal loan payments and payoffs.

The following table summarizes changes in the loan portfolio in the nine months ended September 30, 2008.

	September 30, 2008	December 31, 2007	$ change	% change
	(Dollars in thousands)
Real estate – mortgage:
One-to-four-family residential	$455,291	$408,145	$47,146	11.6%
Commercial and multi-family	40,282	33,319	6,963	20.9

Total real estate – mortgage	495,573	441,464	54,109	12.3

Real estate – construction:
Residential	6,379	5,099	1,280	25.1
Commercial	1,095	5,143	(4,048)	(78.7)

Total real estate – construction	7,474	10,242	(2,768)	(27.0)
Commercial	16,362	17,324	(962)	(5.6)

Consumer:
Home equity	58,590	58,084	506	0.9
Other consumer loans	853	972	(119)	(12.3)

Total consumer loans	59,443	59,056	387	0.7
Total loans	578,852	528,086	50,766	9.6

Net deferred loan costs (fees)	2,775	2,279	496	21.8
Allowance for loan losses	(2,582)	(2,307)	(275)	11.9

Net total loans	$579,045	$528,058	$50,987	9.7

Non-Performing Assets

Non-performing assets totaled $406 thousand at September 30, 2008. Net charge-offs (recoveries) were $(3,000) in the nine months ended September 30, 2008, compared to $5,000 in the same period last year. The allowance for loan losses was 0.45% of total loans at September 30, 2008 versus 0.46% at September 30, 2007.

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Allowance for loan losses:
Allowance at beginning of period	$2,307	$2,050
Provision for loan losses	273	198
Recoveries	(3)	(3)
Charge-offs	—	8

Net (recoveries) charge-offs	(3)	5

Allowance at end of period	$2,583	$2,243

Allowance for loan losses as a percent of total loans	0.45%	0.46%
Allowance for loan losses as a percent of non-performing loans	636.2%	N/M

	September 30, 2008	December 31, 2007
	(In thousands)
Nonaccrual loans:
Real estate mortgage loans	$337	$295
Commercial	—	—
Consumer loans	69	1

Total of non-accrual and 90 days or more past due loans	$406	$296

Total non-performing loans to total loans	0.07%	0.06%
Total non-performing loans to total assets	0.06%	0.05%
Total non-performing assets and troubled debt restructurings to total assets	0.06%	0.05%

Deposits

Deposits increased by $45.5 million, or 10.9%, to $460.7 million at September 30, 2008 from $415.2 million at December 31, 2007. In the second quarter of 2008, the Company stopped paying interest on $31.8 million in interest-bearing demand accounts, resulting in an increase in non-interest bearing accounts. Offsetting this change was growth in interest bearing demand accounts during the third quarter. In addition, time deposits increased $25.0 million and savings accounts increased $1.4 million. The Company continued its focus on attracting core deposits, which increased $20.4 million to $263.8 million or 57.3% of total deposits. The increase in the deposits was mainly due to seasonal increases of $10 million in municipal interest bearing demand deposits and a $27 million municipal time deposit that represents the proceeds from a bond issue.

The following table summarizes changes in deposits in the nine months ended September 30, 2008.

	September 30, 2008	December 31, 2007	$ change	% change
	(Dollars in thousands)
Noninterest-bearing demand deposits	$53,139	$26,809	$26,330	98.2%
Interest-bearing demand deposits	156,793	164,061	(7,268)	(4.4)
Savings accounts	53,880	52,502	1,378	2.6
Certificates of deposit	196,871	171,859	25,012	14.6

Total	$460,683	$415,231	$45,452	10.9

Borrowings

Federal Home Loan Bank advances increased $24.8 million, or 20.6%, to $145.0 million at September 30, 2008 from December 31, 2007. Other borrowings decreased $5.8 million to $17.7 million at September 30, 2008 from $23.5 million at December 31, 2007. The increase in Federal Home Loan Bank borrowings was used to fund new loan originations not funded by deposit growth.

Stockholders’ Equity

Stockholders’ equity increased by $1.2 million to $64.2 million at September 30, 2008, from $63.0 million at December 31, 2007. The increase was the result of an increase from current period earnings of $2.2 million, offset by treasury stock purchases of $392,000, dividends paid of $358,000 and increases in the accumulated other comprehensive loss of $599,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Net income was $341,000 for the three months ended September 30, 2008 as compared to $811,000 for the three months ended September 30, 2007. The $470,000, or 57.9%, decrease in 2008 from 2007 was due to increases in net interest income of $1.1 million, other income of $54,000 and a decrease in income taxes of $106,000, offset by a $1.3 million pre-tax charge for other than temporary impairment (“OTTI”) of investment securities, an increase of other expenses of $357,000 and an increase in provision for loan losses of $66,000.

Net income was $2,160,000 for the nine months ended September 30, 2008 as compared to $1,931,000 for the nine months ended September 30, 2007. The $229,000, or 11.9%, increase in 2008 from 2007 was due to increases in net interest income of $2.7 million and other income of $110,000 offset by a $1.6 million pre-tax charge for other than temporary impairment (“OTTI”) of investment securities, an increase of other expenses of $606,000, an increase in provision for loan losses of $74,000 and an increase in income taxes of $323,000.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Net income	$341	$811	$2,160	$1,931
Basic earnings per share	$0.04	$0.10	$0.27	$0.24
Basic and diluted earnings per share	$0.04	$0.10	$0.27	$0.23
Return on average assets (annualized)	0.21%	0.55%	0.44%	0.45%
Return on average equity (annualized)	2.12%	5.14%	4.49%	4.08%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three-month periods ended September 30, 2008 and 2007.

	Three Months Ended September 30,		$ Change	% Change
	2008	2007
	(Dollars in thousands)
INTEREST INCOME:
Loans	$8,386	$7,170	$1,216	17.0%
Investment securities	696	952	(256)	(27.0)
Other interest-earning assets	10	126	(116)	(92.1)

Total interest income	$9,092	$8,248	$844	10.2

INTEREST EXPENSE:
Deposits	$2,477	$3,144	$(667)	(21.2)
Borrowings	1,745	1,324	421	31.7

Total interest expense	4,222	4,468	(246)	(5.5)

Net interest income	$4,870	$3,780	$1,090	28.8

Interest income increased by $844,000 in the third quarter of 2008 compared to the third quarter of 2007. The increase was driven by $1.3 million increase in mortgage loan income which was offset by decreases in income on consumer loans and commercial loans. Declines in interest income on investment securities and other interest-earning assets also offset the growth in loan income. The increase in loan income resulted from an increase in the average balance of loans of $98.8 million offset by a decrease in yield of 19 basis points. The decrease in investment income resulted from a decrease in the average balance of $20.8 million offset by an increase in average yield of 56 basis points. The decrease in income in other interest-earning assets resulted from decreases in average balance of $7.9 million and yield of 317 basis points.

Interest expense decreased by $247,000, or 5.5%, over the third quarter of 2007. A decrease in interest expense on interest-bearing demand deposits of $489,000, a decrease in interest expense on time deposits of $172,000 and a decrease in interest expense on savings accounts of $6,000 was offset by an increase in interest expense on borrowings of $420,000. Interest-bearing deposit expense decreased as a result of decreases in the average balance of $24.8 million and cost of 87 basis points, while time deposit expense decreased as a result of decrease in the cost by 84 basis points offset by an increase in the average balances of $15.7 million. Overall, the cost of deposits decreased 61 basis points to 2.62% from 3.24% in third quarter of 2008 versus 2007, while the average balance of deposits declined $10.7 million. Borrowing expense increased as a result of an increase in the average balance of $56.1 million offset by a decrease in the cost by 76 basis points.

The interest rate spread and net interest margin were 2.73% and 3.15%, respectively, for the three months ended September 30, 2008 compared to 2.38% and 2.76% for the same period in 2007. The increase in average earning assets of $70.1 million and the decrease in average cost of funds of 49 basis points was offset by a rise of average interest bearing liabilities of $45.3 million and a decrease in the average yield on earning assets of 14 basis points.

The following table summarizes changes in interest income and interest expense for the nine-month periods ended September 30, 2008 and 2007.

	Nine Months Ended September 30,		$ Change	% Change
	2008	2007
	(Dollars in thousands)
INTEREST INCOME:
Loans	$24,469	$20,439	$4,030	19.7%
Investment securities	2,360	2,916	(556)	(19.1)
Other interest-earning assets	75	559	(484)	(86.6)

Total interest income	$26,904	$23,914	$2,990	12.5

INTEREST EXPENSE:
Deposits	$7,867	$9,390	$(1,523)	(16.2)
Borrowings	5,216	3,436	1,780	51.8

Total interest expense	13,083	12,826	257	2.0

Net interest income	$13,821	$11,088	$2,733	24.6

Interest income increased by $3.0 million in the nine months ended September 30, 2008 compared to the same period in 2007. The increase was driven by a $4.3 million increase in mortgage loan income which was offset by decreases in income on consumer loans and commercial loans. Declines in interest income on investment securities and other interest-earning assets also offset the growth in loan income. The increase in loan income resulted from an increase in the average balance of $102.6 million offset by a decrease in the average yield of 14 basis points. The decrease in investment income resulted from a decrease in the average balance of $17.6 million offset by an increase in the average yield of 60 basis points. The decrease in income in other interest-earning assets resulted from decreases in the average balance of $9.7 million and average yield of 305 basis points.

Interest expense increased by $257,000, including a decrease in interest-bearing deposits expense of $1.6 million, an increase in time deposit expense of $150,000, a decrease in savings account of $46,000 and an increase in interest expense on borrowings of $1.8 million. Interest-bearing deposit expense decreased as a result of decreases in the average balance of $20.7 million and cost by 103 basis points, while time deposit expense increased as a result of an increase in the average balance of $19.7 million offset by a decrease in the cost by 42 basis points. Overall, the cost of deposits decreased 48 basis points to 2.74% from 3.22% in third quarter of 2008 versus 2007, while the average balance of interest-bearing deposits declined $6.0 million. Borrowing expense increased as a result of an increase in the average balance of $67.2 million offset by a decrease in the average cost of funds of 70 basis points.

The interest rate spread and net interest margin of the Company were 2.63% and 3.02%, respectively, for the nine months ended September 30, 2008 compared to 2.37% and 2.76% for the same period in 2007. The increase in average earning assets of $75.2 million and a decrease in average cost paid on liabilities of 34 basis points was offset by a rise of average interest bearing liabilities of $61.3 million and a decrease in the average yield on earning assets of 8 basis points.

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

Average Balance Tables

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$574,272	$8,386	5.84%	$475,493	$7,170	6.03%
Investment securities	41,932	695	6.63%	62,717	952	6.07%
Other interest-earning assets	2,346	10	1.77%	10,242	126	4.94%

Total interest-earning assets	618,550	9,092	5.88%	548,452	8,248	6.02%
Noninterest-earning assets	47,257			44,564

Total assets	$665,807			$593,016

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$152,678	$646	1.69%	$177,462	$1,135	2.56%
Savings accounts	53,640	149	1.11%	55,266	155	1.12%
Certificates of deposit	171,314	1,682	3.93%	155,644	1,854	4.76%

Total interest-bearing deposits	377,632	2,477	2.62%	388,372	3,144	3.24%
FHLB advances	138,637	1,356	3.91%	79,272	876	4.42%
Securities sold under agreements to repurchase	4,913	54	4.40%	8,212	113	5.51%
Subordinated debt	15,464	335	8.67%	15,464	335	8.67%

Total borrowings	159,014	1,745	4.39%	102,948	1,324	5.15%

Total interest-bearing liabilities	536,646	4,222	3.15%	491,320	4,468	3.64%
Noninterest-bearing demand accounts	56,667			32,200
Other	7,932			6,312

Total liabilities	601,245			529,832
Stockholders’ equity	64,562			63,183

Total liabilities and stockholders’ equity	$665,807			$593,016

Net interest income		$4,870			$3,780

Interest rate spread			2.73%			2.38%
Net interest margin			3.15%			2.76%
Average interest-earning assets to average interest-bearing liabilities	115.26%			111.63%

Average Balance Tables

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$557,462	$24,469	5.85%	$454,893	$20,439	5.99%
Investment securities	48,698	2,360	6.46%	66,322	2,916	5.86%
Other interest-earning assets	4,535	75	2.19%	14,239	559	5.24%

Total interest-earning assets	610,695	26,904	5.87%	535,454	23,914	5.95%
Noninterest-earning assets	45,101			42,949

Total assets	$655,796			$578,403

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$156,119	$1,922	1.64%	$176,831	$3,550	2.68%
Savings accounts	53,649	444	1.10%	58,612	490	1.12%
Certificates of deposit	172,692	5,501	4.25%	152,974	5,350	4.66%

Total interest-bearing deposits	382,460	7,867	2.74%	388,417	9,390	3.22%
FHLB advances	133,809	3,974	3.96%	65,983	2,128	4.30%
Securities sold under agreements to repurchase	6,816	236	4.62%	7,404	302	5.44%
Subordinated debt	15,464	1,006	8.67%	15,464	1,006	8.67%

Total borrowings	156,089	5,216	4.46%	88,851	3,436	5.16%

Total interest-bearing liabilities	538,549	13,083	3.24%	477,268	12,826	3.58%
Noninterest-bearing demand accounts	45,783			32,231
Other	7,356			5,722

Total liabilities	591,688			515,221
Stockholders’ equity	64,108			63,182

Total liabilities and stockholders’ equity	$655,796			$578,403

Net interest income		$13,821			$11,088

Interest rate spread			2.63%			2.37%
Net interest margin			3.02%			2.76%
Average interest-earning assets to average interest-bearing liabilities	113.4%			112.19%

Provision for Loan Losses

We review the level of the allowance for loan losses on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. The provision for loan losses was $114,000 and $273,000 for the three and nine months ended September 30, 2008, respectively, compared to $48,000 and $198,000 for the three and nine months ended September 30, 2007, respectively. The provision for loan losses was primarily to maintain an allowance level deemed appropriate by management which includes evaluations of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies and other factors. The larger provision in 2008 reflected growth in the loan portfolio.

Other Income

The following table summarizes other income for the three months ended September 30, 2008 and 2007 and the changes between the periods.

	Three Months Ended September 30,		% Change
	2008	2007
	(Dollars in thousands)
OTHER INCOME:
Service charges	$449	$426	5.2%
Cash surrender value of life insurance	109	99	10.1
Impairment charge on AFS securities	(1,297)	—	N/M
Other	176	155	13.5

Total other income	$(563)	$680	(182.8)

Other income was ($563,000) for the third quarter of 2008 compared to $680,000 for the third quarter of 2007. Included in other income in the current quarter is an impairment charge of $1.3 million for the other than temporary impairment of a trust preferred pooled security. Excluding the effect of impairment charges, other income increased for the three period due primarily to increased service fees and charges.

As of September 30, 2008, our investment portfolio included three corporate debt securities with a book value of $4.7 million and an estimated fair value of $3.5 million, and two pooled trust preferred securities with a book value of $3 million and an estimated fair value of $1.1 million. In the third quarter of 2008, a $1.3 million other-than-temporary impairment charge was recorded on a $2.0 million investment in one trust preferred collateralized debt obligation. This obligation, which includes 103 issuers, one of which is in default and four of which have deferred interest payments, is expected to experience a temporary suspension or reduction of distributions. Based on management’s analysis as of September 30, 2008, all of the corporate debt securities and the remainder of the pooled trust preferred securities are expected to return 100% of their principal and interest.

The following table summarizes other income for the nine months ended September 30, 2008 and 2007 and the changes between the periods.

	Nine Months Ended September 30,		% Change
	2008	2007
	(Dollars in thousands)
OTHER INCOME:
Service charges	$1,257	$1,200	4.8%
Cash surrender value of life insurance	319	270	18.1
Gain on call of AFS securities	4	—	N/M
Impairment charge on AFS securities	(1,610)	—	N/M
Loss on sale of securities	(54)	—	N/M
Other	498	445	11.9

Total other income	$414	$1,915	(78.4)

For the nine months ended September 30, 2008, other income was $414,000, compared to $1.9 million for the same period in the prior year. Included in other income in the current quarter is an impairment charge of $1.3 million for the other than temporary impairment of a trust preferred pooled security. Excluding the effect of impairment charges, other income increased for the nine-month period due primarily to increased service fees and charges.

Other Expense

The following table summarizes other expense for the three months ended September 30, 2008 and 2007 and the changes between the periods.

	Three Months Ended September 30,		% Change
	2008	2007
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$2,045	$1,834	11.5%
Occupancy and equipment	818	716	14.2
Federal insurance premiums	34	12	183.3
Advertising	89	93	(4.3)
Professional services	154	153	0.7
Other operating expense	390	365	6.8

Total other expense	$3,530	$3,173	11.3

Other expenses increased $357,000, or 11.3%, in the third quarter over the same period last year primarily as a result of increases in employee compensation expenses and occupancy expenses.

The following table summarizes other expense for the nine months ended September 30, 2008 and 2007 and the changes between the periods.

	Nine Months Ended September, 30
	2008	2007	% Change
	(Dollars in thousands)
OTHER EXPENSE:
Salaries and employee benefits	$6,022	$5,671	6.2%
Occupancy and equipment	2,330	2,147	8.5
Federal insurance premiums	58	38	52.6
Advertising	275	327	(15.9)
Professional services	522	474	10.1
Other operating expense	1,113	1,057	5.3

Total other expense	$10,320	$9,714	6.2

Other expenses increased $606,000, or 6.2%, year to date over the same period last year primarily as a result of increases in employee compensation expenses and occupancy expenses.

Income Taxes

Income taxes decreased $470,000 to $322,000 for an effective tax rate of 48.5% for the three months ended September 30, 2008 compared to $428,000 for an effective tax rate of 34.5% for the same period in 2007. The decrease in income taxes was a result of lower taxable income in 2008 compared to the same period in 2007. The higher effective tax rate in 2008 was the result of non-deductibility of the other-than-temporary impairment charge for state income tax purposes.

Income taxes increased $323,000 to $1.5 million for an effective tax rate of 40.7% for the nine months ended September 30, 2008 compared to $1.2 million for an effective tax rate of 37.5% for the same period in 2007. The increase in income taxes was a result of higher taxable income in 2008 compared to the same period in 2007.

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

Our most liquid assets are cash and cash equivalents and federal funds sold. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2008, cash and cash equivalents totaled $40.2 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $16.7 million at September 30, 2008. In addition, at September 30, 2008, we had the ability to borrow a total of approximately $36.5 million from the Federal Home Loan Bank of New York, which included available overnight lines of credit of $25.8 million. On that date, we had overnight advances outstanding of $15.0 million.

At September 30, 2008, we had $44.5 million in loan commitments outstanding, which included $10.8 million in undisbursed loans, $22.4 million in unused home equity lines of credit and $11.3 million in commercial lines of credit. Certificates of deposit due within one year of September 30, 2008 totaled $159.3 million, or 80.9% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At September 30, 2008, the Bank exceeded all of its regulatory capital requirements with tangible capital of $64.0 million, or 9.39% of total adjusted assets, which is above the required level of $10.2 million or 1.5%; core capital of $64.0 million, or 9.39 % of total adjusted assets which is above the required level of $27.3 million or 4.0%; and risk-based capital of $66.6 million, or 17.00% of risk-weighted assets, which is above the required level of $31.3 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s prompt corrective action regulations.

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

Net Portfolio Value Analysis

In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in Ocean City Home Bank’s net portfolio value at June 30, 2008 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change. The table does not include the effect of assets held by Ocean Shore Holding.

	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$31,821	(38,808)	(55)%	5.23%	(553) bp
200	45,753	(24,876)	(35)%	7.32%	(344) bp
100	59,295	(11,334)	(16)%	9.24%	(151) bp
50	64,452	(6,177)	(9)%	9.93%	(83) bp
0	70,629			10.76%
(50)	72,606	1,977	3%	10.96%	20 bp
(100)	75,328	4,699	7%	11.29%	54 bp

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

For the three and nine months ended September 30, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs (1)(2)
Month #1 July 1, 2008 through July 31, 2008	None	None	None	449
Month #2 August 1, 2008 through August 31, 2008	None	None	None	449
Month #3 September 1, 2008 through September 30, 2008	None	None	None	449
Total

_______________

(1)	On August 10, 2005, the Company’s Board of Directors approved the formation and funding of a trust that will purchase 171,749 shares of the Company’s common stock in the open market with funds contributed by the Company. As of September 23, 2005, 171,300 shares were purchased. The remaining 449 shares have not been awarded and may be purchased from time to time at the discretion of the independent trustee of the trust and the shares will be used to fund restricted stock awards under the Company’s 2005 Equity Incentive Plan.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO.
(Registrant)

Date: November 14, 2008	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: November 14, 2008	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President