Form 10-Q
period 2009-03-31
OCEAN SHORE HOLDING CO
filed 2009-05-07
CIK 1298716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date: At May 1, 2009, the registrant had 8,323,374 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2009	December 31, 2008
ASSETS
Cash and amounts due from depository institutions	$9,485,544	$8,530,159
Federal funds sold	—	—

Cash and cash equivalents	9,485,544	8,530,159
Investment securities held to maturity (estimated fair value—$4,073,797 at March 31, 2009; $4,202,057 at December 31, 2008)	3,937,848	4,114,469
Investment securities available for sale (amortized cost— $33,272,448 at March 31, 2009; $35,873,706 at December 31, 2008)	29,554,008	33,290,674
Loans—net of allowance for loan losses of $2,837,308 at March 31, 2009 and $2,683,956 at December 31, 2008	617,599,013	594,452,171
Accrued interest receivable:
Loans	2,249,837	2,165,345
Investment securities	183,565	327,534
Federal Home Loan Bank stock—at cost	7,063,600	7,095,100
Office properties and equipment—net	11,643,183	11,785,068
Prepaid expenses and other assets	4,093,410	3,512,638
Real estate owned	442,405	—
Cash surrender value of life insurance	10,963,504	10,859,714
Deferred tax asset	2,764,556	2,340,860

TOTAL ASSETS	$699,980,473	$678,473,732

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$51,720,178	$49,827,698
Interest bearing deposits	425,742,731	406,127,306
Advances from Federal Home Loan Bank	133,100,000	133,800,000
Junior subordinated debenture	15,464,000	15,464,000
Securities sold under agreements to repurchase	—	—
Advances from borrowers for taxes and insurance	3,427,166	3,148,335
Accrued interest payable	792,644	1,150,421
Other liabilities	5,156,010	4,569,113

Total liabilities	635,402,729	614,086,873

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 8,762,742 shares issued; 8,323,374 shares outstanding at March 31, 2009 and December 31, 2008	87,627	87,627
Additional paid-in capital	38,629,538	38,516,037
Retained earnings—partially restricted	36,252,350	35,517,684
Treasury stock – at cost: 439,368 shares at March 31, 2009 and December 31, 2008	(5,332,015)	(5,332,015)
Common stock acquired by employee benefits plans	(2,232,740)	(2,289,990)
Deferred compensation plans trust	(487,858)	(485,037)
Accumulated other comprehensive loss	(2,339,158)	(1,627,447)

Total stockholders’ equity	64,577,744	64,386,859

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$699,980,473	$678,473,732

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2009	2008
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$8,461,675	$7,935,144
Taxable interest on mortgage-backed securities	339,518	446,352
Non-taxable interest on municipal securities	23,146	23,388
Taxable interest and dividends on other investment securities	167,261	471,998

Total interest and dividend income	8,991,600	8,876,882

INTEREST EXPENSE:
Deposits	2,312,376	2,863,912
Advances from Federal Home Loan Bank, securities sold under agreements to repurchase and other borrowed money	1,528,139	1,687,248

Total interest expense	3,840,515	4,551,160

NET INTEREST INCOME	5,151,085	4,325,722

PROVISION FOR LOAN LOSSES	152,200	69,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,998,885	4,256,722

OTHER INCOME:
Service charges	407,041	366,143
Cash surrender value of life insurance	103,790	103,431
Gain on call of AFS security	6,133	3,790
Impairment charge on AFS securities	(485,600)	(312,965)
Gain on sale of REO	6,550	—
Other	169,487	150,177

Total other income	207,401	310,576

OTHER EXPENSE:
Salaries and employee benefits	2,140,792	1,931,356
Occupancy and equipment	867,233	762,395
Federal insurance premiums	71,293	12,313
Advertising	96,871	98,062
Professional services	154,869	211,011
Charitable contributions	30,000	30,000
Other operating expenses	386,277	329,780

Total other expenses	3,747,335	3,374,917

INCOME BEFORE INCOME TAXES	1,458,951	1,192,381

INCOME TAX EXPENSE	546,166	462,120

NET INCOME	$912,785	$730,261

Earnings per share basic:	$0.11	$0.09
Earnings per share diluted:	$0.11	$0.09

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income	$912,785	$730,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	231,725	430,225
Provision for loan losses	152,200	69,000
Impairment charge on AFS securities	485,600	312,965
Stock based compensation expense	170,751	205,604
Gain on call of AFS securities	(6,133)	(3,790)
Gain on sale real estate owned	(6,550)	—
Cash surrender value of life insurance	(103,790)	(103,431)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	59,478	168,785
Prepaid expenses and other assets	(580,772)	86,059
Accrued interest payable	(357,778)	(309,895)
Other liabilities	586,897	535,175

Net cash provided by operating activities	1,544,413	2,120,958

INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities available for sale	1,569,924	1,989,834
Mortgage-backed securities held to maturity	175,517	106,375
Investment securities available for sale	45,419	—
Loans originated, net of repayments	(24,131,387)	(23,127,520)
Purchases of:
Loan receivable	—	(2,194,878)
Federal Home Loan Bank stock	(4,701,200)	(1,914,000)
Office properties and equipment	(77,724)	(898,844)
Proceeds from sales of Federal Home Loan Bank stock	4,732,700	1,114,400
Proceeds from sale of real estate owned	391,926	—
Proceeds from maturities/ calls of:
Investment securities available for sale	500,000	1,091,919

Net cash (used in) investing activities	(21,494,825)	(23,832,714)

FINANCING ACTIVITIES:
Increase in deposits	21,507,905	13,549,147
(Decrease) increase in advances from the Federal Home Loan Bank	(700,000)	17,770,000
Dividends paid	(178,119)	—
Purchase of shares by deferred compensation plans trust	(2,820)	(10,663)
Purchase of treasury stock	—	(264,526)
Increase in advances from borrowers for taxes and insurance	278,831	366,226

Net cash provided by financing activities	20,905,797	31,410,184

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	955,385	9,698,428
CASH AND CASH EQUIVALENTS—Beginning of period	8,530,159	9,540,392

CASH AND CASH EQUIVALENTS—End of period	$9,485,544	$19,238,820

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$4,198,293	$4,861,055

Income Taxes	$135,000	$216,000

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation—The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim information, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008. The results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009 or any other period.

Use of Estimates in the Preparation of Financial Statements—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions relate to the allowance for loan losses, deferred income taxes and the fair value measurement for investment securities available for sale. Actual results could differ from those estimates.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 require a public entity to provide disclosures about fair value of financial instruments in interim financial information. FSP SFAS No. 107-1 and APB 28-1 are effective for interim and annual financial periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity adopting this FSP early must also adopt FSP SFAS No. 157-4, FSP SFAS No. 115-2 and SFAS No. 124-2. The Company intends to adopt FSP SFAS No. 107-1 on June 30, 2009. As FSP SFAS No. 107-1 amends only the disclosure requirements of financial instruments, the adoption of FSP SFAS No. 107-1 will not impact the Company’s financial condition or results of operations.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS No. 115-2 and SFAS No. 124-2 amend existing guidance for determining whether an impairment of debt securities is other than temporary and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS No. 115-2 and SFAS No. 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. FSP SFAS No. 115-2 and SFAS No. 124-2 will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity adopting FSP SFAS No. 115-2 and SFAS No. 124-2 early must also adopt FSP FAS 157-4. The Company is currently evaluating the requirements of FSP Nos. 115-2 and SFAS No. 124-2 and does not anticipate a material impact, if any, on the Company’s financial condition or results of operations.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS No. 157-4 includes additional factors for determining whether there has been a significant decrease in market activity, affirms the objective of fair value when a market is not active, eliminates the presumption that all transactions in an inactive market are distressed unless proven otherwise, and requires an entity to disclose inputs and valuation techniques, and changes therein, used to measure fair value. FSP SFAS No. 157-4 will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity adopting FSP SFAS No. 157-4 early must also adopt FSP SFAS No. 115-2 and SFAS No. 124-2. The Company is currently evaluating the requirements of FSP No. 157-4 and does not anticipate a material impact, if any, on the Company’s financial condition or results of operations.

In January 2009, the FASB issued final FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. The FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment (OTTI) has occurred. The FSP retains and emphasizes the OTTI guidance and required disclosures in Statement 115, FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, SEC Staff Accounting Bulletin (SAB) Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, and other related literature. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. Consistent with paragraph 15 of FSP FAS 115-1 and FAS 124-1, any other-than temporary impairment resulting from the application of Statement 115 or Issue 99-20 shall be recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made (for example, December 31, 2008, for a calendar year-end entity). The Company adopted the provisions of the statement as of December 31, 2008 and it did not have an impact on its financial condition or results of operations.

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

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. The FSP is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively. The Company is currently evaluating the requirements of FSP Nos. EITF 03-6-1 and has not yet determined the impact, if any, on the Company’s financial condition or results of operations. The Company adopted the provisions of the statement on January 1, 2009 and it did not have an impact on its financial condition or results of operations as it did not change its current practice.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective sixty days following the Securities & Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The provisions of the statement are effective as of December 31, 2008. The Company adopted the provisions of the statement and it did not have an impact on its financial condition or results of operations as it did not change its current practice.

FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, issued in February 2008, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company adopted the provisions of the FSP SFAS No. 157-2, and it did not have an impact on the Company’s financial condition, results of operation or financial statement presentation disclosures.

2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	March 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Held to Maturity
Debt securities—Municipal	$12,580	$—	$—	$12,580
US treasury and government sponsored entity mortgage-backed securities	3,925,268	135,949	—	4,061,217

Totals	$3,937,848	$135,949	$—	$4,073,797

Available for Sale
Debt securities:
U.S. Government and Federal Agencies	$1,012,709	$10,336	$—	$1,023,045
Municipal securities	1,418,325	13,226	—	1,431,551
Corporate	8,787,921	—	(4,424,316)	4,363,605
Equity securities	2,596	8,417	(1,032)	9,981
US treasury and government sponsored entity mortgage-backed securities	22,050,897	700,792	(25,863)	22,725,826

Totals	$33,272,448	$732,771	$(4,451,211)	$29,554,008

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Held to Maturity
Debt securities—Municipal	$12,580	$—	$—	$12,580
US treasury and government sponsored entity mortgage-backed securities	4,101,889	87,588	—	4,189,477

Totals	$4,114,469	$87,588	$—	$4,202,057

Available for Sale
Debt securities:
U.S. Federal Agencies	$1,058,060	$—	$(66,198)	$991,862
Municipal	1,911,854	17,173	—	1,929,027
Corporate	9,273,120	—	(2,920,884)	6,352,236
Equity securities	2,596	11,391	—	13,987
US treasury and government sponsored entity mortgage-backed securities	23,628,076	497,061	(121,575)	24,003,562

Totals	$35,873,706	$525,625	$(3,108,657)	$33,290,674

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2009 and December 31, 2008:

	March 31, 2009
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Debt securities -
U.S. Federal Agencies	$—	$—	$—	$—	$—	$—
Corporate	2,546,570	(1,359,069)	1,599,436	(3,065,247)	4,146,006	(4,424,316)
Equity securities	1,564	(1,032)	—	—	1,564	(1,032)
US treasury and government sponsored entity mortgage-backed securities	1,417,900	(17,483)	1,022,667	(8,380)	2,440,567	(25,863)

Totals	$3,966,034	$(1,377,584)	$2,622,103	$(3,073,627)	$6,588,137	$(4,451,211)

	December 31, 2008
	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Debt securities -
US Federal Agencies	$991,862	$(66,198)	$—	$—	$991,862	$(66,198)
Corporate	3,525,038	(709,813)	2,452,798	(2,211,071)	5,977,836	(2,920,884)
US treasury and government sponsored entity mortgage-backed securities	4,454,378	(87,356)	1,176,737	(34,219)	5,631,115	(121,575)

Totals	$8,971,278	$(863,367)	$3,629,535	$(2,245,290)	$12,600,813	$(3,108,657)

Management has reviewed its investment securities at March 31, 2009 and has determined that unrealized loss of $486 thousand on a pooled trust preferred security classified as available for sale was deemed other than temporary. The Company determines whether the unrealized losses are temporary in accordance with Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Asset, as amended by FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, when applicable, and FSP SFAS No. 115-1 and SFAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

The Company also considers as part of the evaluation its intent and ability to hold the security until its market value has recovered to a level at least equal to the amortized cost. When the Company determines that a security’s unrealized loss is other-than-temporary, a realized loss is recognized in the period in which the decline in value is determined to be other-than-temporary. The write-downs of the securities are measured based on public market prices, dealer quotes, and prices obtained from independent pricing services that may be derivable from observable and unobservable market inputs at the time the Company determines the decline in value was other-than-temporary.

Corporate Debt Securities – The Company’s investments in the preceding table in corporate debt securities consist of corporate debt securities issued by large financial institutions and single issuer and pooled trust preferred/collateralized debt obligations (“CDOs”) backed by bank trust preferred capital securities.

At March 31, 2009, three debt securities had been in a continuous unrealized loss position for 12 months or longer. Those securities had aggregate depreciation of 65.7% from the Company’s amortized cost basis. There has been limited secondary market trading for these types of securities, as a declining domestic economy and increasing credit losses in the banking industry have led to illiquidity in the market for these types of securities. The unrealized loss on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets. These securities were performing in accordance with their contractual terms as of March 31, 2009, and had paid all contractual cash flows since the Company’s initial investment. Management believes these unrealized losses are not other-than-temporary based upon the Company’s analysis that the securities will perform in accordance with their terms and the Company’s ability and intent to hold these investments for a period of time sufficient to allow for the anticipated recovery of fair value, which may be maturity. The Company expects recovery of fair value when market conditions have stabilized and that the Company will receive all contractual principal and interest payments related to those investments.

United States Treasury and Government Sponsored Enterprise Mortgage-backed Securities—The Company’s investments in the preceding table in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). At March 31, 2009, two agency mortgage-backed securities had been in a continuous unrealized loss position for 12 months or longer. Those securities had aggregate depreciation of 0.8% from the Company’s amortized cost basis. The unrealized losses relate principally to the changes in market interest rates since the time of purchase and the widening of credit spreads of mortgage backed securities markets. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carrying the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. As management has the ability and intent to hold these debt securities until a forecasted recovery, which may be maturity, no declines are deemed to be other than temporary.

The amortized cost and estimated fair value of debt securities available for sale at March 31, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2009
	Held to Maturity		Available for Sale Securities
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due within 1 year	$12,580	$12,580	$—	$—
Due after 1 year through 5 years	—	—	1,553,754	1,575,486
Due after 5 years through 10 years	—	—	3,052,539	2,512,163
Due after 10 years	3,925,268	4,061,217	28,666,155	25,466,359

Total	$3,937,848	$4,073,797	$33,272,448	$29,554,008

Equity securities had a cost of $2,596 and a fair value of $9,981 as of March 31, 2009.

3. LOANS RECEIVABLE — NET

Loans receivable consist of the following:

	March 31, 2009	December 31, 2008
Real estate—mortgage:
One-to-four family residential	$482,603,582	$464,730,789
Commercial and multi-family	43,636,430	42,611,805

Total real estate-mortgage	526,240,012	507,342,594

Real estate—construction:
Residential	9,287,059	7,858,248
Commercial	1,733,992	1,020,978

Total real estate—construction	11,021,051	8,879,226

Commercial	18,530,805	17,111,799

Consumer:
Home equity	61,059,200	60,019,783
Other consumer loans	764,050	956,958

Total consumer loans	61,823,250	60,976,741

Total loans	617,615,118	594,310,360
Net deferred loan cost	2,821,203	2,825,767
Allowance for loan losses	(2,837,308)	(2,683,956)

Net total loans	$617,599,013	$594,452,171

Changes in the allowance for loan losses are as follows:
	Three Months Ended March 31,
	2009	2008
Balance, beginning of period	$2,683,956	$2,307,225
Provision for loan loss	152,200	69,000
Charge-offs	—	—
Recoveries	1,152	1,392

Balance, end of period	$2,837,308	$2,377,617

Non-performing loans:
	March 31, 2009	December 31, 2008
Real estate mortgage loans	$943,065	$1,860,560
Construction loans	—	—
Commercial loans	—	—
Consumer loans	59,676	111,945

Total non-accrual and 90 days or more past due	1,002,741	1,972,505
Real estate owned	442,405	—
Total non-performing loans	$1,445,146	$1,972,505

4. DEPOSITS

Deposits consist of the following major classifications:

	March 31,		December 31,
	2009		2008
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
NOW and other demand deposit accounts	$207,934,383	0.98%	$198,221,817	0.87%
Passbook savings and club accounts	59,674,667	1.11%	55,402,098	1.11%

Subtotal	267,609,050		253,623,915

Certificates with original maturities:
Within one year	113,570,230	2.45%	106,673,971	2.68%
One to three years	70,522,250	3.87%	69,603,329	4.24%
Three years and beyond	25,761,380	4.32%	26,053,789	4.17%

Total certificates	209,853,860		202,331,089

Total	$477,462,910		$455,955,004

The aggregate amount of certificate accounts in denominations of $100,000 or more at March 31, 2009 and December 31, 2008 amounted to $92,030,993 and $88,838,098, respectively.

Municipal demand deposit accounts in denominations of $100,000 or more at March 31, 2009 and December 31, 2008 amounted to $70,938,113 and $66,886,193, respectively.

5. EARNINGS PER SHARE

Basic net income per share is based upon the weighted average number of common shares outstanding, net of any treasury shares, while diluted net income per share is based upon the weighted average number of common shares outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents, based upon the treasury stock method using an average market price for the period, and impact of unallocated ESOP shares.

The calculated basic and dilutive EPS are as follows:

	Three Months Ended March 31,
	2009	2008
Numerator – Net Income	$912,785	$730,261
Denominators:
Basic shares outstanding	8,028,710	8,000,059
Net effect of dilutive common stock equivalents	68,520	98,022

Dilutive shares outstanding	8,097,230	8,098,081
Earnings per share:
Basic	$0.11	$0.09
Dilutive	$0.11	$0.09

At March 31, 2009 and 2008, there were 424,874 and 427,374 outstanding options that were anti-dilutive, respectively.

6. STOCK BASED COMPENSATION

Stock-based compensation is accounted for in accordance with SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. The Company establishes fair value for its equity awards to determine their cost. The Company recognizes the related expense for employees over the appropriate vesting period, or when applicable, service period, using the straight-line method. However, consistent with SFAS No. 123(R), the amount of stock-based compensation recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method. In accordance with Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees, the compensation expense for non-employees is recognized on the grant date, or when applicable, the service period using the straight-line method.

The Company’s 2005 Equity-Based Incentive Plan (the “Equity Plan”) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Equity Plan is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, advisory directors, employees and other persons to promote the success of the Company. Under the Equity Plan, options expire ten years after the date of grant, unless terminated earlier under the option terms. A committee of non-employee directors has the authority to determine the conditions upon which the options granted will vest. Options are granted at the then fair market value of the Company’s stock.

A summary of the status of the Company’s stock options under the Equity Plan as of March 31, 2009 and changes during the three months ended March 31, 2009 are presented below:

	Three Months Ended March 31, 2009
	Number of Shares	Weighted Average Exercise Price
Outstanding at the beginning of the period	424,874	$11.52
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at the end of the period	424,874	$11.52

Exercisable at the end of the period	234,875	$11.60

The following table summarizes all stock options outstanding under the Equity Plan as of March 31, 2009:

	Options Outstanding
Date Issued	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
August 10, 2005	363,500	$11.60	6.4 years
November 21, 2006	22,500	$13.00	7.6 years
November 20, 2007	38,874	$9.95	8.6 years

Summary of Non-vested Stock Award Activity:

	Three Months Ended March 31, 2009
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	68,520	$11.60
Issued	—	—
Vested	—	—

Outstanding at March 31, 2009	68,520	$11.60

The compensation expense recognized for the three months ended March 31, 2009 was approximately $130,800 as compared to $148,500 for the three months ended March 31, 2008.

As of March 31, 2009, there was approximately $135,300 and $529,900 of total unrecognized compensation cost related to options and nonvested stock awards, respectively, granted under the Equity Plan. The cost of the options and stock awards is expected to be recognized over a weighted average period of 1.3 years and 3.7 years, respectively.

7. INCOME TAXES

Income taxes increased $84,000 to $546,000 for an effective tax rate of 37.4% for the three months ended March 31, 2009 compared to $462,000 for an effective tax rate of 38.8% for the same period in 2008.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of January 1, 2009, the tax years ended December 31, 2005, 2006, 2007 and 2008 were subject to examination by all tax jurisdictions. As of March 31, 2009, no audits were in process by a major tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to the Company’s unrecognized tax benefits, as none exist.

8. DECLARATION OF DIVIDEND

During the first quarter of 2009, the Board of Directors of the Company declared a cash dividend of $0.05 per share, which was paid on or about February 24, 2009 to stockholders of record as of the close of business on February 17, 2009.

9. FAIR VALUE MEASUREMENT

The Company accounts for fair value measurement in accordance with SFAS No. 157 Fair Value Measurements, and FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. FSP SFAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

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

Those assets which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
U.S. Government agencies and mortgage-backed securities	—	$23,748,871	—
State and municipal obligations	—	1,431,551	—
Corporate securities	—	4,054,005	$309,600
Equity securities	—	9,981	—

Totals	—	$29,244,408	$309,600

As a result of general market conditions and the illiquidity in the market for both single issuer and pooled trust preferred securities, management deemed it necessary perform its market value measurement of each of the trust preferred securities based upon an internally developed discounted cash flow model (Level 3). In arriving at the discount rate used in the model for each issue, the Company determined a trading group of similar securities quoted on the New York Stock Exchange or the NASDAQ over the counter market, based upon its review of market data points, such as Moody’s or comparable credit ratings, maturity, price, and yield. The Company indexed the individual securities within the trading group to a comparable interest rate swap (to maturity) in determining the spread. The average spread on the trading group was matched with the individual trust preferred issues based on their comparable credit rating which was then used in arriving at the discount rate input to the model. The Company did not measure any assets or liabilities using a Level 3 measurement prior to September 2008.

The following provides details of the fair value measurement activity for Level 3 for the year ended March 31, 2009:

Fair Value Measurement Activity – Level 3 (only)

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Trust Preferred Securities	Total
Balance, January 1, 2009	$1,014,180	$1,014,180
Total gains (losses), realized/unrealized:	—	—
Included in earnings (1)	(485,600)	(485,600)
Included in accumulated other comprehensive loss	(218,980)	(218,980)
Purchases, maturities, prepayments and call, net	—	—
Transfers into Level 3 (2)	—	—

Outstanding at the end of the period	$309,600	$309,600

(1)	Amount included in impairment charge on available for sale securities on Consolidated Statement of Income.
(2)	Transfers into Level 3 are assumed to occur at the end of the quarter in which the transfer occurred.

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

Impaired Loans

The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under SFAS No. 114, collateral dependent impaired loans are valued based on the fair value of the collateral which is based on appraisals. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. At March 31, 2009, the Company did not have any impaired loans; accordingly no fair value disclosures under the provisions of SFAS No. 157 were provided.

Federal Home Loan Bank Stock

The Company holds required equity investments in the stock of Federal Home Loan Bank. Investment in the FHLB stock is evaluated for impairment in accordance with AICPA Statement of Position No. 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. These investments may be measured based upon a discounted cash flow model reliant on observable and unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 2 or 3, depending on such inputs used. At March 31, 2009 the Company determined that there was no impairment and therefore fair value disclosure under the provision of SFAS No. 157 is not applicable.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. At March 31, 2009, the Company determined that there was no impairment and therefore fair value disclosure under the provision of SFAS No. 157 is not applicable.

10. REAL ESTATE OWNED

Summary of Real Estate Owned Activity:

	Residential Properties	Total
Beginning balance, January 1, 2009	$—	$—
Transfers into real estate owned	827,781	827,781
Sales of real estate owned	(385,376)	(385,376)

Ending balance, March 31, 2009	$442,405	$442,405

11.	SECOND STEP CONVERSION

On August 20, 2008, the Boards of Directors of the Company, OC Financial MHC and the Bank adopted a Plan of Conversion and Reorganization (the “Plan”) pursuant to which the Bank will reorganize from the mutual holding company structure to the stock holding company structure. Pursuant to the terms of the Plan, shares of the Company’s common stock held by persons other than OC Financial MHC will be converted into shares of a new New Jersey corporation pursuant to an exchange ratio designed to preserve their aggregate percentage ownership interest. The new New Jersey holding company will offer shares of its common stock for sale to the Bank’s eligible account holders, to the Bank’s tax-qualified employee benefit plans and to members of the general public in a subscription and community offering in the manner, and subject to the priorities, set forth in the Plan. The transactions contemplated by the Plan of Conversion were conditionally approved by the Office of Thrift Supervision on November 12, 2008 and were approved by the shareholders of the Company and members of OC Financial MHC on January 8, 2009. If the conversion and offering are completed, conversion costs will be netted against the offering proceeds. If the conversion and offering are terminated, such costs will be expensed. As of March 31, 2009, the Company had incurred approximately $1,343,000 of conversion costs.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Ocean Shore Holding assumes no obligation to update any forward-looking statements.

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

MARKET OVERVIEW

The continued turbulence in the economy and the current financial crisis, including the housing-related credit decline and the capital markets liquidity crisis that has affected the liquidity and valuation of many investment vehicles, remains a concern for the Company. Economic conditions deteriorated into a recession during 2008 which has continued into the beginning of 2009. One of the primary concerns for the Company is the slump in the housing market. While the South Jersey area has not suffered wholesale declines in the value of residential real estate as have other areas of the country, this downturn has rippled through many parts of the economy, including construction lending and lending to contractors. Such conditions increase our exposure to the risk of non-performance in our construction and commercial loan portfolios. The Company continues to focus on the credit quality of its customers – closely monitoring the financial status of borrowers throughout the Company’s markets, gathering information, working on early detection of potential problems, taking pre-emptive steps where necessary and doing the analysis required to maintain adequate reserves. This decline in real estate market values has also led to increases in our allowance for loan losses and loan loss provision.

The decline in real estate market values has caused illiquidity in the financial markets, which has led to the devaluation of certain corporate securities. The Company continues to be impacted by continued pressure in the capital markets with respect to the value of our corporate securities and collateralized debt obligations. Deterioration in the fair value of certain securities due to underlying credit problems has resulted in the occurrence of other-than-temporary impairment charges.

Despite the current market conditions, the Company continues to maintain a strong capital position and increase its earnings. The Company is also pursuing a second step offering as discussed in the footnotes.

The following discussion provides further details on the financial condition and results of operations of the Company at and for the period ended March 31, 2009.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2009 AND DECEMBER 31, 2008

Total assets of the Company increased by $21.5 million to $700.0 million at March 31, 2009 from $678.5 million at December 31, 2008. Loans receivable, net, increased $23.1 million, investment and mortgage-backed securities decreased $3.9 million and cash and cash equivalents increased by $1.0 million. Asset growth was funded by an increase in deposits of $21.5 million offset by a decrease in borrowings of $700,000.

Investments

Investments decreased $3.9 million to $33.5 million at March 31, 2009 from $37.4 million at December 31, 2008. The decrease was the result of a $500,000 call of a municipal investment, an increase in the unrealized losses on AFS securities of $1.5 million and a decrease of $486,000 in corporate securities for an impairment charge. In addition, mortgage-backed securities decreased by $1.4 million to $26.7 million from $28.1 million at December 31, 2008 due to normal repayments of principal of $1.8 million.

Loans

Loans receivable, net, increased $23.1 million to $617.6 million at March 31, 2009 from $594.5 million at December 31, 2008. Loan originations totaled $50.2 million for the three months ended March 31, 2009 compared to $51.5 million originated in three months ended March 31, 2008. Real estate mortgage loan originations totaled $35.9 million, real estate construction loan originations totaled $3.6 million, consumer loan originations totaled $7.5 million and commercial loan originations totaled $3.2 million for the first quarter of 2009. Origination activity was offset by $26.1 million of normal loan payments and payoffs.

The following table summarizes changes in the loan portfolio in the three months ended March 31, 2009.

	March 31, 2009	December 31, 2008	$ change	% change
	(Dollars in thousands)
Real estate – mortgage:
One-to-four-family residential	$482,604	$464,731	$17,873	3.8%
Commercial and multi-family	43,636	42,612	1,024	2.4

Total real estate – mortgage	526,240	507,343	18,897	3.7
Real estate – construction:
Residential	9,287	7,858	1,429	18.2
Commercial	1,734	1,021	713	69.8

Total real estate – construction	11,021	8,879	2,142	24.1
Commercial	18,531	17,111	1,419	8.3

Consumer:
Home equity	61,059	60,020	1,039	1.7
Other consumer loans	764	957	(193)	(20.2)

Total consumer loans	61,823	60,977	846	1.4
Total loans	617,615	594,310	23,305	3.9

Net deferred loan cost	2,821	2,826	(5)	(0.2)
Allowance for loan losses	(2,837)	(2,684)	(153)	5.7

Net total loans	$617,599	$594,452	$23,147	3.9%

Non-Performing Assets

Non-performing assets totaled $1.4 million at March 31, 2009 compared to $2.0 million at December 31, 2008 and $396,000 at March 31, 2008. The decrease from December 31, 2008 was the result of decreases in non-accrual mortgage loans of $919,000 and non–accrual consumer loans of $52,000 offset by an increase in real estate owned of $442,000. Real estate owned added for the quarter of $827,000 was offset by sale of REO of $385,000. There were no charge-offs in the first quarter of 2009 or 2008. The allowance for loan losses was 0.46% of total loans at March 31, 2009 versus 0.43% at March 31, 2008.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Allowance for loan losses:
Allowance at beginning of period	$2,684	$2,307
Provision for loan losses	152	69
Recoveries	1	2
Charge-offs	—	—

Net recoveries	1	2

Allowance at end of period	$2,837	$2,378

Allowance for loan losses as a percent of total loans	0.46%	0.43%
Allowance for loan losses as a percent of non-performing loans	196.3%	600.29%

	March 31, 2009	December 31, 2008
	(In thousands)
Nonaccrual loans:
Real estate mortgage loans	$943	$1,861
Construction	—	—
Commercial	—	—
Consumer loans	60	112

Total of non-accrual and 90 days or more past due loans	1,003	1,973
Real estate owned	442	—

Total non-performing assets	$1,445	$1,973

Total non-performing loans to total loans	0.23%	0.33%
Total non-performing loans to total assets	0.21%	0.29%
Total non-performing assets and troubled debt restructurings to total assets	0.21%	0.29%

Deposits

Deposits increased by $21.5 million, or 4.7%, to $477.5 million at March 31, 2009 from $456.0 million at December 31, 2008. Interest bearing demand deposits increased $7.8 million, certificates of deposit increased by $7.5 million, savings accounts increased by $4.3 million and non-interest bearing checking increased $1.9 million. The Company continued its focus on attracting core deposits, which increased $14.0 million, and accounted for 65.0% of the $21.5 million increase in deposits.

The following table summarizes changes in deposits in the three months ended March 31, 2009.

	March 31, 2009	December 31, 2008	$ change	% change
	(Dollars in thousands)
Non-interest-bearing demand deposits	$51,720	$49,828	$1,892	3.8%
Interest-bearing demand deposits	156,214	148,394	7,820	5.3
Savings accounts	59,675	55,402	4,273	7.7
Time deposits	209,854	202,331	7,523	3.7

Total	$477,463	$455,955	$21,508	4.7%

Borrowings

Federal Home Loan Bank advances decreased $700,000 to $133.1 million at March 31, 2009 from $133.8 million at December 31, 2008. Other borrowings were unchanged at $15.5 million at March 31, 2009 compared to December 31, 2008.

Stockholders’ Equity

Stockholders’ equity increased $200,000 to $64.6 million at March 31, 2009, from December 31, 2008, primarily as a result of an increase from current period earnings of $913,000 offset by dividends paid and increased unrealized loss in marketable securities.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Net income was $913,000 for the three months ended March 31, 2009 as compared to $730,000 for the three months ended March 31, 2008. The $183,000, or 25.0%, increase in 2009 from 2008 was due primarily to increases in net interest income offset by increased provision for loan losses and operating expenses and decreased other income.

	Three Months Ended March 31,
	2009	2008
Net income (in thousands)	$913	$730
Basic and diluted earnings per share	$0.11	$0.09
Return on average assets (annualized)	0.53%	0.46%
Return on average equity (annualized)	5.57%	4.58%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three-month periods ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$8,462	$7,935	$527	6.6%
Investment securities	530	919	(389)	(42.3)
Other interest-earning assets	—	23	(23)	N/M

Total interest income	8,992	8,877	115	1.3
INTEREST EXPENSE:
Deposits	2,312	2,864	(552)	(19.3)
Borrowings	1,529	1,687	(158)	(9.4)

Total interest expense	3,841	4,551	(710)	(15.6)

Net interest income	$5,151	$4,326	$825	19.1

Interest income increased by $115,000 for the quarter ended March 31, 2009 compared to March 31, 2008. The increase was driven by an increase in interest income on loans of $527,000 offset by a decrease in income on investment securities of $389,000 and other interest-earning assets of $23,000. The increase in loan income resulted from an increase in the average balance of loans of $68.9 million offset by a decrease in yield of 33 basis points. Investment securities income decreased due to decreases in the average balance of $20.3 million and the yield of 67 basis points.

Interest expense decreased by $710,000 over the same period last year due to a decrease in interest-bearing deposit expense of $552,000 and borrowing expense of $158,000. Interest-bearing deposit expense decreased as a result of a decrease in the cost of deposits of 68 basis points offset by an increase in the average balance of $21.8 million. Borrowing expense decrease resulted from a decrease in the average cost of 52 basis points offset by an increase in the average balance of $2.9 million.

The interest rate spread and net interest margin of the Company were 2.89% and 3.21% respectively, for the three months ended March 31, 2009, compared to 2.59% and 2.90% for the same period in 2008. The improvement in the interest rate spread occurred as changes in market interest rates resulted in a 65 basis point decrease in the average cost of interest-bearing liabilities while the average yield on interest-earning assets declined just 35 basis points. The improvement in the net interest margin was the result of the wider interest rate spread combined with the increase in the ratio of average earning assets to average interest-bearing liabilities.

The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. The yields and costs are annualized for presentation purposes. For purposes of this table, average balances have been calculated using the average daily balances and nonaccrual loans are only included in average balances. Loan fees are included in interest income on loans and are insignificant. Interest income on loans and investment securities has not been calculated on a tax equivalent basis because the impact would be insignificant.

Average Balance Tables
	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:

Interest-earning assets:
Loans	$605,251	$8,462	5.59%	$536,350	$7,935	5.92%
Investment securities	36,741	530	5.77%	57,075	919	6.44%
Other interest-earning assets	—	—	—	3,351	23	2.75%

Total interest-earning assets	641,992	8,992	5.60%	596,776	8,877	5.95%
Noninterest-earning assets	48,838			43,408

Total assets	$690,830			$640,184

Liabilities and equity:

Interest-bearing liabilities:
Interest-bearing demand deposits	157,604	494	1.25%	170,951	715	1.67%
Savings accounts	56,363	154	1.09%	52,003	143	1.10%
Certificates of deposit	204,890	1,664	3.25%	174,115	2,006	4.61%

Total interest-bearing deposits	418,857	2,312	2.21%	397,069	2,864	2.89%
FHLB advances	132,517	1,194	3.60%	121,589	1,256	4.13%
Securities sold under agreements to repurchase	—	—	—	8,000	96	4.80%
Subordinated debt	15,464	335	8.67%	15,464	335	8.67%

Total borrowings	147,981	1,529	4.13%	145,053	1,687	4.65%

Total interest-bearing liabilities	566,838	3,841	2.71%	542,122	4,551	3.36%

Noninterest-bearing liabilities	58,460			34,278

Total liabilities	625,298			576,400
Retained earnings	65,532			63,784

Total liabilities and retained earnings	$690,830			$640,184

Net interest income		$5,151			$4,326

Interest rate spread			2.89%			2.59%
Net interest margin			3.21%			2.90%
Average interest-earning assets to average interest-bearing liabilities	113.26%			110.08%

Provision for Loan Losses

We review the level of the allowance for loan losses on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. The provision for loan losses was $152,000 in the three months ended March 31, 2009 compared to $69,000 in the three months ended March 31, 2008. The provision was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio and the current economic environment.

Other Income

The following table summarizes other income for the three months ended March 31, 2009 and 2008 and the changes between the periods.

	Three Months Ended March 31,
	2009	2008	% Change
	(Dollars in thousands)
OTHER INCOME:

Service charges	$407	$366	11.2%
Cash surrender value of life insurance	104	103	1.0
Gain on call of AFS securities	6	4	50.0
Impairment charge on AFS securities	(486)	(313)	55.3
Gain on sale of real estate owned	6	—	N/M
Other	170	151	12.6

Total other income	$207	$311	(33.4)%

N/M – Not measurable

Other income decreased $104,000 to $207,000, or 33.4%, for the three-month period ended March 31, 2009 from the same period in 2008. Decreases in income resulted from an increase in impairment charge on AFS securities of $173,000 offset by increases of $41,000 in services charges and $19,000 in other income.

Other Expense

The following table summarizes other expense for the three months ended March 31, 2009 and 2008 and the changes between periods.

	Three Months Ended March 31,
	2009	2008	% Change
	(Dollars in thousands)
OTHER EXPENSE:

Salaries and employee benefits	$2,141	$1,931	10.8%
Occupancy and equipment	867	762	13.8
Federal insurance premiums	71	12	491.7
Advertising	97	98	(1.0)
Professional services	155	211	(26.5)
Other operating expense	416	361	15.2

Total other expense	$3,747	$3,375	11.0%

Other expenses increased $372,000 or 11.0%, to $3.7 million for the three-month period ended March 31, 2009 from the same period in 2008. Other expenses increased as a result of expenses of $115,000 associated with the opening of a new branch office in the fourth quarter of 2008. Additionally, salaries and benefits increased $149,000 from normal salary and benefit increases, occupancy and equipment increased $64,000 from increases in computer related expenses, FDIC insurance increased $55,000 due to additional pass through insurance expense and the absence of the premium credit received in 2008, and other expense increased $47,000. These increases were offset by a decrease in professional services of $56,000.

Income Taxes

Income taxes increased $84,000 to $546,000 for an effective tax rate of 37.4% for the three months ended March 31, 2009, compared to $462,000 for an effective tax rate of 38.8% from the same period in 2008. The increase was a result of higher taxable income.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2009, cash and cash equivalents totaled $9.5 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $22.7 million at March 31, 2009. In addition, at March 31, 2009, we had the ability to borrow a total of approximately $214.2 million from the Federal Home Loan Bank of New York, which included available overnight lines of credit of $25.8 million. On that date, we had $8.1 million in overnight advances outstanding.

At March 31, 2009, we had $56.0 million in loan commitments outstanding, which included $19.9 million in undisbursed loans, $26.6 million in unused home equity lines of credit and $9.5 million in commercial lines of credit. Certificates of deposit due within one year of March 31, 2009 totaled $161.1 million, or 76.8% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At March 31, 2009, the Bank exceeded all of its regulatory capital requirements with tangible capital of $66.0 million, or 9.55% of total adjusted assets, which is above the required level of $10.4 million or 1.5%; core capital of $66.0 million, or 9.55% of total adjusted assets which is above the required level of $27.7 million or 4.0%; and risk-based capital of $68.9 million, or 16.6% of risk-weighted assets, which is above the required level of $33.1 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s prompt corrective action regulations.

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

The following table reflects changes in estimated net interest income only for Ocean Shore Holding.

	At December 31, 2008 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	(1.59)%	0.27%
100 basis point decrease in rates	(22.41)	(13.21)

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

Net Portfolio Value Analysis

In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or a sustained 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at December 31, 2008 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$47,036	$(24,176)	(34)%	7.16%	(309	)bp
200	63,954	(7,258)	(10)	9.48	(77)
100	71,502	291	0	10.40	15
50	71,810	598	1	10.38	13
0	71,212			10.25
(50)	68,787	(2,425)	(3)	9.88	(37)
(100)	64,472	(6,740)	(9)	9.26	(99)

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

For the three months ended March 31, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
Month #1 January 1, 2009 through January 31, 2009	None	None	None	449
Month #2 February 1, 2009 through February 28, 2009	None	None	None	449
Month #3 March 1, 2009 through March 31, 2009	None	None	None	449
Total				449

_______________

(1)	On August 10, 2005, the Company’s Board of Directors approved the formation and funding of a trust that will purchase 171,749 shares of the Company’s common stock in the open market with funds contributed by the Company. As of March 31, 2009, 171,300 shares were purchased. The remaining 449 shares have not been awarded and may be purchased from time to time at the discretion of the independent trustee of the trust and the shares will be used to fund restricted stock awards under the Company’s 2005 Equity Incentive Plan.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Charter of Ocean Shore Holding Co. (incorporated by reference to Exhibit 3.1 to the Ocean Shore Holding Co. Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004)

3.2	Certificate of Amendment of Charter of Ocean Shore Holding Co. (incorporated by reference to Exhibit 3.2 to the Ocean Shore Holding Co. Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004)

3.3	Amended and Restated Bylaws of Ocean Shore Holding Co. (incorporated by reference to Exhibit 3.2 to the Ocean Shore Holding Co. Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-51000))

4.1	Specimen Stock Certificate of Ocean Shore Holding Co. (incorporated by reference to Exhibit 4.0 the Ocean Shore Holding Co. Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004)

4.2	No long-term debt instrument issued by Ocean Shore Holding Co. exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, Ocean Shore Holding Co. will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request

14.0	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.0 to the 51000) Annual Report on Form 10-K for the Ocean Shore Holding Co. (File No. 000- year ended December 31, 2004)

21.0	List of Subsidiaries (incorporated by reference to Exhibit 21.0 to the Ocean Shore Holding Co. (File No. 000-51000) Annual Report on Form 10-K for the year ended December 31, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO.
(Registrant)

Date: May 7, 2009	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: May 7, 2009	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President