Form 10-Q
period 2009-06-30
OCEAN SHORE HOLDING CO
filed 2009-08-10
CIK 1298716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At July 31, 2009, the registrant had 8,323,374 shares of $0.01 par value common stock outstanding.

OCEAN SHORE HOLDING CO.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2009	December 31, 2008
ASSETS

Cash and amounts due from depository institutions	$14,876,022	$8,530,159

Cash and cash equivalents	14,876,022	8,530,159
Investment securities held to maturity
(estimated fair value—$4,506,082 at June 30, 2009; $4,202,057 at December 31, 2008)	4,407,290	4,114,469
Investment securities available for sale
(amortized cost—$30,625,958 at June 30, 2009; $35,873,706 at December 31, 2008)	27,918,080	33,290,674
Loans—net of allowance for loan losses of $3,089,358 at June 30, 2009 and $2,683,956 at December 31, 2008	636,558,647	594,452,171
Accrued interest receivable:
Loans	2,242,613	2,165,345
Investment securities	254,962	327,534
Federal Home Loan Bank stock—at cost	7,628,500	7,095,100
Office properties and equipment—net	12,107,928	11,785,068
Prepaid expenses and other assets	4,748,641	3,512,638
Real estate owned	59,717	—
Cash surrender value of life insurance	11,069,684	10,859,714
Deferred tax asset	2,373,896	2,340,860

TOTAL ASSETS	$724,245,980	$678,473,732

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$56,606,563	$49,827,698
Interest bearing deposits	433,862,406	406,127,306
Advances from Federal Home Loan Bank	142,900,000	133,800,000
Junior subordinated debentures	15,464,000	15,464,000
Advances from borrowers for taxes and insurance	3,470,644	3,148,335
Accrued interest payable	1,142,632	1,150,421
Other liabilities	4,940,999	4,569,113

Total liabilities	658,387,244	614,086,873

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 8,762,742 shares issued;
8,323,374 shares outstanding at June 30, 2009 and December 31, 2008	87,627	87,627
Additional paid-in capital	38,742,809	38,516,037
Retained earnings—partially restricted	36,745,563	35,517,684
Treasury stock – at cost: 439,368 shares at June 30, 2009 and December 31, 2008	(5,332,015)	(5,332,015)
Common stock acquired by employee benefits plans	(2,175,490)	(2,289,990)
Deferred compensation plans trust	(490,503)	(485,037)
Accumulated other comprehensive loss	(1,719,255)	(1,627,447)

Total stockholders’ equity	65,858,736	64,386,859

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$724,245,980	$678,473,732

See notes to unaudited condensed consolidated financial statements.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
INTEREST AND DIVIDEND INCOME:
Taxable interest and fees on loans	$8,592,233	$8,147,684	$17,053,907	$16,082,828
Taxable interest on mortgage-backed securities	309,309	405,247	648,828	851,600
Non-taxable interest on municipal securities	17,898	23,394	41,044	46,782
Taxable interest and dividends on other investment securities	225,144	358,632	392,405	830,630

Total interest and dividend income	9,144,584	8,934,957	18,136,184	17,811,840

INTEREST EXPENSE:
Interest on deposits	2,236,365	2,526,247	4,548,741	5,390,159
Interest on borrowings	1,529,527	1,783,909	3,057,666	3,471,158

Total interest expense	3,765,892	4,310,156	7,606,407	8,861,317

NET INTEREST INCOME	5,378,692	4,624,801	10,529,777	8,950,523
PROVISION FOR LOAN LOSSES	251,800	89,600	404,000	158,600

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	5,126,892	4,535,201	10,125,777	8,791,923

OTHER INCOME:
Service charges	441,275	442,264	848,316	808,407
Cash surrender value of life insurance	106,180	106,622	209,970	210,053
Gain (loss) on sale of securities	—	(54,041)	6,132	(50,251)
Impairment charge on AFS securities(1)	(591,800)	—	(1,077,400)	(312,965)
Other	223,816	171,820	393,304	321,997

Total other income	179,471	666,665	380,322	977,241

OTHER EXPENSE:
Salaries and employee benefits	2,207,949	2,045,035	4,348,741	3,976,391
Occupancy and equipment	903,509	748,862	1,770,742	1,511,257
Federal insurance premiums	393,832	11,744	465,125	24,057
Advertising	101,394	88,107	198,265	186,169
Professional services	180,792	156,937	335,662	367,948
Real estate owned expense	3,338	—	10,668	—
Charitable contributions	30,000	30,000	60,000	60,000
Other operating expenses	385,594	333,715	757,990	663,495

Total other expenses	4,206,408	3,414,400	7,947,193	6,789,317

INCOME BEFORE INCOME TAXES	1,099,955	1,787,466	2,558,906	2,979,847

INCOME TAX EXPENSE	428,623	698,919	974,789	1,161,039

NET INCOME	$671,332	$1,088,547	$1,584,117	$1,818,808

Earnings per share, basic:	$0.08	$0.14	$0.20	$0.23
Earnings per share, diluted:	$0.08	$0.13	$0.20	$0.22

See notes to unaudited consolidated financial statements.

(1)

Impairment charge on AFS securities required no bifurcation reclassification to Other Comprehensive Income upon adoption of FSP SFAS 115-2 and SFAS 124-2 as the entire amount of charge was concluded to be credit impairment.

OCEAN SHORE HOLDING CO. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$1,584,117	$1,818,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	438,537	865,592
Provision for loan losses	404,000	158,600
Stock-based compensation expense	341,272	409,949
Impairment charge on AFS securities	1,077,400	312,965
Gain on call of AFS securities	(6,133)	(3,790)
Loss on sale of AFS securities	—	54,040
Gain on sale of real estate owned	(5,311)	—
Cash surrender value of life insurance	(209,970)	(210,053)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(4,696)	44,037
Prepaid expenses and other assets	(1,236,004)	54,148
Accrued interest payable	(7,789)	127,817
Other liabilities	371,886	321,179

Net cash provided by operating activities	2,747,309	3,953,292

INVESTING ACTIVITIES:
Principal collected on:
Mortgage-backed securities available for sale	3,492,916	4,525,873
Mortgage-backed securities held to maturity	353,340	261,274
Investment securities available for sale	668,309	—
Loans originated, net of repayments	(43,285,283)	(37,510,774)
Purchases of:
Loans receivable	—	(2,307,378)
Investment securities held to maturity	(659,727)	(12,580)
Federal Home Loan Bank stock	(8,744,550)	(2,754,800)
Office properties and equipment	(798,128)	(1,410,183)
Proceeds from sales of:
Federal Home Loan Bank stock	8,211,150	1,260,600
Investment securities AFS	—	7,642,571
Real estate owned	773,375	—
Proceeds from maturities of:
Investment securities held to maturity	12,580	—
Investment securities available for sale	—	1,137,855

Net cash (used in) investing activities	(39,976,018)	(29,167,542)

FINANCING ACTIVITIES:
Increase (decrease) in deposits	34,513,965	(1,495,303)
(Decrease) in securities sold under agreements to repurchase	—	(750,000)
Advances from the Federal Home Loan Bank, net	9,100,000	28,960,000
Dividends paid	(356,237)	(178,768)
Purchase of treasury stock	—	(264,526)
Purchase of shares by deferred compensation plans trust	(5,465)	(15,374)
Increase in advances from borrowers for taxes and insurance	322,309	395,958

Net cash provided by financing activities	43,574,572	26,651,987

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	6,345,863	1,437,736
CASH AND CASH EQUIVALENTS—Beginning of period	8,530,159	9,540,392

CASH AND CASH EQUIVALENTS—End of period	$14,876,022	$10,978,129

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION—Cash paid during the period for:
Interest	$7,611,196	$8,733,500

Income taxes	$1,721,784	$916,055

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation—The unaudited condensed consolidated financial statements include the accounts of Ocean Shore Holding Co. (the “Company”) and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim information, and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008. The results for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009 or any other period. In connection with the preparation of the accompanying financial statements, the Company has evaluated events and transactions through August 7, 2009, which is the date the financial statements are issued.

Use of Estimates in the Preparation of Financial Statements—The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions relate to the allowance for loan losses, deferred income taxes and the fair value measurement for financial instruments. Actual results could differ from those estimates.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Company will adopt SFAS 168 for the quarterly period ended September 30, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165 Subsequent Events. The statement sets forth guidance concerning the recognition or disclosure of events or transactions that occur subsequent to the balance sheet date but prior to the release of the financial statements. The statement requires that management of a public company must evaluate subsequent events for recognition and/or disclosure through the date of issuance, disclose the date through which subsequent events have been evaluated, and whether that date is the date the financial statements were issued or available to be issued. The statement also delineates between and defines the recognition and disclosure requirements for Recognized Subsequent Events and Non-Recognized Subsequent Events. Recognized Subsequent Events provide additional evidence about conditions that existed as of the balance sheet date and will be recognized in the entity’s financial statements. This statement is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 require a public entity to provide disclosures about fair value of financial instruments in interim financial information. FSP SFAS No. 107-1 and APB 28-1 are effective for interim and annual financial periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity adopting this FSP early must also adopt FSP SFAS No. 157-4, FSP SFAS No. 115-2 and SFAS No. 124-2. The Company adopted FSP SFAS No. 107-1 as of June 30, 2009. As FSP SFAS No. 107-1 amends only the disclosure requirements of financial instruments, the adoption of FSP SFAS No. 107-1 did not impact the Company’s financial condition or results of operations. The disclosures required by this statement are contained in Note 9.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS No. 115-2 and SFAS No. 124-2 amend existing guidance for determining whether an impairment of debt securities is other than temporary and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS No. 115-2 and SFAS No. 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. FSP SFAS No. 115-2 and SFAS No. 124-2 are effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP Nos. 115-2 and SFAS No. 124-2 as of June 30, 2009 and it did not have a material impact on the Company’s financial condition or results of operations.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS No. 157-4 includes additional factors for determining whether there has been a significant decrease in market activity, affirms the objective of fair value when a market is not active, eliminates the presumption that all transactions in an inactive market are distressed unless proven otherwise, and requires an entity to disclose inputs and valuation techniques, and changes therein, used to measure fair value. FSP SFAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP No. 157-4 as of June 30, 2009 and it had no impact on the Company’s financial condition or results of operations. The disclosures required by this statement are contained in Note 9.

In January 2009, the FASB issued final FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. The FSP amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment (OTTI) has occurred. The FSP retains and emphasizes the OTTI guidance and required disclosures in Statement 115, FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, SEC Staff Accounting Bulletin (SAB) Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, and other related literature. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. Consistent with paragraph 15 of FSP FAS 115-1 and FAS 124-1, any other-than-temporary impairment resulting from the application of Statement 115 or Issue 99-20 shall be recognized in earnings, following applicable provisions for recognition of the OTTI under FSP SFAS 115-2 and 124-2 at the balance sheet date of the reporting period for which the assessment is made. The adoption of the requirements of FSP No. EITF 99-20-1 by the Company did not have a material impact on the Company’s financial condition or results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. The FSP is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively. The Company adopted the provisions of FSP Nos. EITF 03-6-1 on January 1, 2009 and it did not have an impact on the Company’s financial condition or results of operations as it did not change its current practice.

FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, issued in February 2008, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company adopted the provisions of the FSP SFAS No. 157-2, and it did not have an impact on the Company’s financial condition, results of operations or financial statement presentation disclosures.

2. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Held to Maturity
Debt securities—Municipal	$659,727	$—	$—	$659,727
US treasury and government sponsored entity mortgage-backed securities	3,747,563	98,792	—	3,846,355

Totals	$4,407,290	$98,792	$—	$4,506,082

Available for Sale
Debt securities:
U.S. Government and Federal Agencies	$889,894	$9,744	$—	$899,638
Municipal securities	1,418,560	11,765	—	1,430,325
Corporate	8,196,522	—	(3,379,672)	4,816,850
Equity securities	2,596	9,350	(952)	10,994
US treasury and government sponsored entity mortgage-backed securities	20,118,386	653,874	(11,986)	20,760,274

Totals	$30,625,958	$684,733	$(3,392,610)	$27,918,081

	December 31, 2008
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

Held to Maturity
Debt securities—Municipal	$12,580	$—	$—	$12,580
US treasury and government sponsored entity mortgage-backed securities	4,101,889	87,588	—	4,189,477

Totals	$4,114,469	$87,588	$—	$4,202,057

Available for Sale
Debt securities:
U.S. Federal Agencies	$1,058,060	$—	$(66,198)	$991,862
Municipal	1,911,854	17,173	—	1,929,027
Corporate	9,273,120	—	(2,920,884)	6,352,236
Equity securities	2,596	11,391	—	13,987
US treasury and government sponsored entity mortgage-backed securities	23,628,076	497,061	(121,575)	24,003,562

Totals	$35,873,706	$525,625	$(3,108,657)	$33,290,674

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008:

	June 30, 2009
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities—
U.S. Federal Agencies	$—	$—	$—	$—	$—	$—
Corporate	1,603,308	(394,404)	3,213,342	(2,985,268)	4,816,650	(3,379,672)
Equity securities	1,644	(952)	—	—	1,644	(952)
US treasury and government sponsored entity mortgage-backed securities	$244,858	$(1,364)	$1,710,672	$(10,622)	$1,955,530	$(11,986)

Totals	$1,849,810	$(396,720)	$4,924,014	$(2,995,890)	$6,773,824	$(3,392,610)

	December 31, 2008
	Less Than 12 Months		12 Months or Longer		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Debt securities—
US Federal Agencies	$991,862	$(66,198)	$—	$—	$991,862	$(66,198)
Corporate	3,525,038	(709,813)	2,452,798	(2,211,071)	5,977,836	(2,920,884)
US treasury and government sponsored entity mortgage-backed securities	4,454,378	(87,356)	1,176,737	(34,219)	5,631,115	(121,575)

Totals	$8,971,278	$(863,367)	$3,629,535	$(2,245,290)	$12,600,813	$(3,108,657)

Management has reviewed its investment securities for the six month period ended June 30, 2009 and has determined that unrealized loss of $1,077,400 on pooled trust preferred securities classified as available for sale were deemed other than temporary.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company determines whether the unrealized losses are temporary in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Retained Beneficial Interests in Securitized Financial Asset” as amended by FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”,when applicable, and FSP SFAS No. 115-1 and SFAS No. 124- 1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment (“OTTI”) condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

FSP SFAS No. 115-2 and SFAS No. 124-2 requires the Company to assess whether the credit loss existed by considering whether (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. The guidance allows the Company to bifurcate the impact on securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through a charge to earnings. The credit component is determined by comparing the present value of the cash flows expected to be collected, discounted at the rate in effect before recognizing any OTTI, with the amortized cost basis of the debt security. The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the bond indenture and other factors, then applies a discount rate equal to the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. The fair market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the security. The difference between the fair market value and the credit loss is recognized in other comprehensive income.

Upon adoption of FSP SFAS 115-2, the Company should record an adjustment to reclassify the non-credit portion of any other-than-temporary impairments previously recorded through earnings to accumulated other comprehensive income. This adjustment is made if the entity does not intend to sell and more-likely-than-not will not be required to sell the security before recovery of its amortized cost basis (i.e., the impairment does not meet the new definition of other-than-temporary). The cumulative effect adjustment is determined based on the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security as of the beginning of the interim period in which the FSP is adopted. The cumulative effect adjustment should include the related tax effects.

FSP SFAS 115-2 and SFAS 124-2 were adopted by the Company for the quarter ended June 30, 2009. The adoption had no impact on the opening balance sheet as the entire amount of the previously recorded charges was concluded to be credit related impairment.

For the quarter ended June 30, 2009, the Company updated its assessment of the unrealized losses with respect to the securities and whether the losses were temporary in nature. Upon completion of this review, additional credit losses of $592,000 were incurred related to securities for which the Company had previously recorded an OTTI charge in prior periods. Application of the guidance did not have a significant impact on other securities which were in unrealized loss positions at June 30, 2009.

Below is a roll forward of the anticipated credit losses on securities for which the Company has recorded other than temporary impairment charges through earnings and other comprehensive income.

(Dollars in thousands)

Credit component of OTTI as of April 1, 2009	$2,408

Additions for credit related OTTI charges on previously unimpaired securities	—

Reductions for securities sold during the period	—

Reductions for increases in cash flows expected to be collected and recognized over the remaining life of the security	—

Additional increases as a result of impairment charges recognized on investments for which an OTTI was previously recognized	592

Credit component of OTTI as of June 30, 2009	$3,000

Two pooled trust preferred collateralized debt obligations (“CDOs”) backed by bank trust capital securities have been determined to be other-than-temporarily impaired due solely to credit related factors. These securities have Fitch credit ratings below investment grade at June 30, 2009. Each of the securities is in the mezzanine levels of credit subordination. The underlying collateral consists of the bank trust capital securities of over 50 institutions. A summary of key assumptions utilized to forecast future expected cash flows on the securities determined to have OTTI were as follows as of June 30, 2009:

June 30, 2009
Future loss rate assumption per annum	.8% to 1.2%
Expected cumulative loss percentage	27.8%
Cumulative loss percentage to date	27.7% to 21.1%
Remaining life	34 years

Corporate Debt Securities—The Company’s investments in corporate debt securities consist of corporate debt securities issued by large financial institutions and single issuer and CDOs backed by bank trust preferred capital securities.

At June 30, 2009, five debt securities had been in a continuous unrealized loss position for 12 months or longer. Those securities had aggregate depreciation of 48% from the Company’s amortized cost basis. There has been limited secondary market trading for these types of securities, as a declining domestic economy and increasing credit losses in the banking industry have led to illiquidity in the market for these types of securities. The unrealized loss on these debt securities relates principally to the changes in market interest rates and a lack of liquidity currently in the financial markets. These securities were performing in accordance with their contractual terms as of June 30, 2009, and had paid all contractual cash flows since the Company’s initial investment. Accordingly, the Company currently believes it is probable that it will collect all amounts due according to the contractual terms of the investment. Management concluded that an other-than-temporary impairment did not exist and that the decline in value was attributed to the illiquidity in the financial markets, based upon its analysis and the fact that the Company does not intend to sell these securities and that it is more likely than not that the Company will not be required to sell these securities.

United States Treasury and Government Sponsored Enterprise Mortgage-backed Securities—The Company’s investments in United States government sponsored enterprise notes consist of debt obligations of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). At June 30, 2009, six agency mortgage-backed securities had been in a continuous unrealized loss position for 12 months or longer. Those securities had aggregate depreciation of 1% from the Company’s amortized cost basis. The unrealized losses relate principally to the changes in market interest rates since the time of purchase and the widening of credit spreads of mortgage backed securities markets. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carrying the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities, and the Company anticipates it will recover the entire amortized cost basis of the securities, accordingly, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

The amortized cost and estimated fair value of debt securities available for sale at June 30, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009
	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within 1 year	$659,727	$659,727	$—	$—
Due after 1 year through 5 years	—	—	889,894	899,638
Due after 5 years through 10 years	—	—	1,000,000	750,900
Due after 10 years	—	—	8,615,082	5,496,275

Total	$659,727	$659,727	$10,504,976	$7,146,813

Equity securities had a cost of $2,596 and a fair value of $10,994 as of June 30, 2009. Mortgage-backed securities had a cost of $23,865,949 and a fair value of $24,606,629.

3. LOANS RECEIVABLE—NET

Loans receivable consist of the following:

	June 30, 2009	December 31, 2008
Real estate—mortgage:
One-to-four family residential	$497,155,308	$464,730,789
Commercial and multi-family	44,795,324	42,611,805

Total real estate-mortgage	541,950,632	507,342,594

Real estate—construction:
Residential	8,470,725	7,858,248
Commercial	3,680,567	1,020,978

Total real estate—construction	12,151,292	8,879,226

Commercial	18,548,442	17,111,799

Consumer:
Home equity	63,266,578	60,019,783
Other consumer loans	852,319	956,958

Total consumer loans	64,118,897	60,976,741

Total loans	636,769,263	594,310,360
Net deferred loan cost	2,878,742	2,825,767
Allowance for loan losses	(3,089,358)	(2,683,956)

Net total loans	$636,558,647	$594,452,171

Changes in the allowance for loan losses are as follows:
	Six Months Ended June 30,
	2009	2008
Balance, beginning of period	$2,683,956	$2,307,225
Provision for loan loss	404,000	158,600
Charge-offs	—	—
Recoveries	1,402	2,388

Balance, end of period	$3,089,358	$2,468,213

Non-performing loans:
	June 30, 2009	December 31, 2008
Real estate mortgage loans – residential	$3,357,974	$1,860,560
Real estate mortgage loans – commercial	737,149	—
Commercial loans	374,036	—
Consumer loans	40,000	111,945
Total non-accrual and 90 days or more past due	$4,509,159	1,972,505
Real estate owned	59,717	—

Total non-performing loans	$4,568,876	$1,972,505

The Company established a provision for loan losses of $251,800 for the quarter ended June 30, 2009 and $404,000 for the six month period ended June 30, 2009 as compared to $89,600 and $158,600 for the comparable periods in 2008. The primary factor in the increase of the loan loss provision for the six month period ended June 30, 2009 is attributable to a specific reserve in the amount of $129,000 established in the current quarter of 2009 on a $760,000 non-performing mortgage loan which has experienced severe payment delinquencies. Based on an updated appraisal, the value of the real estate collateralizing the loan has declined requiring establishment of a specific reserve.

At June 30, 2009, the Company’s non-performing assets totaled $4.6 million or 0.63% of total assets. Non-performing assets consisted of eight one-to-four family residential mortgage loans totaling $3.4 million, three commercial real estate loans totaling $737,000, one commercial loan totaling $374,000, one consumer loan totaling $40,000 and real estate owned totaling $59,700. The allowance for loan losses totaled $3.1 million, or 0.49% of total loans and 69% of non-performing loans.

Nonperforming loans (which consist of nonaccrual loans) at June 30, 2009 and December 31, 2008 amounted to approximately $4.5 million and $2.0 million, respectively.

We account for our impaired loans under generally accepted accounting principles. An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, construction and commercial business loans are individually evaluated for impairment.

As of June 30, 2009 and December 31, 2008, the recorded investment in loans that are considered to be impaired was as follows:

	June 30, 2009	December 31, 2008
	(dollars in thousands)
Impaired collateral-dependant loans with related allowance	$760	$—
Impaired collateral-dependant loans with no related allowance	2,893	—

Other data for impaired loans as of June 30, 2009 and 2008 is as follows:

	June 30, 2009	June 30, 2008
(dollars in thousands)
Average impaired loans	$253	$—
Interest income recognized on impaired loans	—	—
Cash basis interest income recognized on impaired loans	—	—

4. DEPOSITS

Deposits consist of the following major classifications:

	June 30, 2009		December 31, 2008
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
NOW and other demand deposit accounts	$217,729,493	0.93%	$198,221,817	0.87%
Passbook savings and club accounts	64,962,998	1.12%	55,402,098	1.11%

Subtotal	282,692,491		253,623,915

Certificates with original maturities:
Within one year	114,002,954	2.21%	106,673,971	2.68%
One to three years	69,048,282	3.35%	69,603,329	4.24%
Three years and beyond	24,725,242	4.21%	26,053,789	4.17%

Total certificates	207,776,478		202,331,089

Total	$490,468,969		$455,955,004

The aggregate amount of certificate accounts in denominations of $100,000 or more at June 30, 2009 and December 31, 2008 amounted to $85,093,440 and $88,838,098, respectively.

Municipal demand deposit accounts in denominations of $100,000 or more at June 30, 2009 and December 31, 2008 amounted to $67,352,020 and $66,886,193, respectively.

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

The calculated basic and dilutive EPS are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator	$671,332	$1,088,547	$1,584,117	$1,818,808
Denominators:
Basic average shares outstanding	8,034,388	7,990,246	8,031,564	7,995,153
Effect of dilutive securities	67,630	89,039	68,520	93,603

Diluted average shares outstanding	8,102,018	8,079,285	8,100,084	8,088,756
Earnings per share:
Basic	$0.08	$0.14	$0.20	$0.23
Diluted	$0.08	$0.13	$0.20	$0.22

At June 30, 2009 and 2008, there were 424,874 and 427,374 outstanding options that were anti-dilutive, respectively.

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

A summary of the status of the Company’s stock options under the Equity Plan as of June 30, 2009 and changes during the six months ended June 30, 2009 are presented below:

	Six Months Ended June 30, 2009
	Number of shares	Weighted average exercise price
Outstanding at the beginning of the period	424,874	$11.52
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at the end of the period	424,874	$11.52

Exercisable at the end of the period	234,875	$11.60

The following table summarizes all stock options outstanding under the Equity Plan as of June 30, 2009:

	Options Outstanding
Date Issued	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
August 10, 2005	363,500	$11.60	6.1 years
November 21, 2006	22,500	$13.00	7.3 years
November 20, 2007	38,874	$ 9.95	8.3 years

Summary of Non-vested Stock Award Activity:

	Six Months Ended June 30, 2009
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	68,520	$11.60
Issued	—	—
Vested	—	—

Outstanding at June 30, 2009	68,520	$11.60

The compensation expense recognized for the three and six months ended June 30, 2009 was approximately $130,900 and $261,700, respectively, as compared to $148,600 and $297,100 for the three and six months ended June 30, 2008, respectively.

As of June 30, 2009, there was approximately $103,800 and $430,500 of total unrecognized compensation cost related to options and nonvested stock awards, respectively, granted under the Equity Plan. The cost of the options and stock awards is expected to be recognized over a weighted average period of 3.7 years and 1.1 years, respectively.

7. INCOME TAXES

Income taxes decreased $186,250 to $974,789 for an effective tax rate of 38.1% for the six months ended June 30, 2009 compared to $1.2 million for an effective tax rate of 39.0% for the same period in 2008.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. As of January 1, 2009, the tax years ended December 31, 2005, 2006, 2007 and 2008 were subject to examination by all tax jurisdictions. As of June 30, 2009, no audits were in process by a major tax jurisdiction that, if completed during the next twelve months, would be expected to result in a material change to the Company’s unrecognized tax benefits, as none exist.

8. DECLARATION OF DIVIDEND

During the second quarter of 2009, the Board of Directors of the Company declared a cash dividend of $0.05 per share, which was paid on or about May 29, 2009 to stockholders of record as of the close of business on May 8, 2009.

9. FAIR VALUE MEASUREMENT

The Company accounts for fair value measurement in accordance with SFAS No. 157, Fair Value Measurements, and FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, and FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. FSP SFAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS No. 157-4 includes additional factors for determining whether there has been a significant decrease in market activity, affirms the objective of fair value when a market is not active, eliminates the presumption that all transactions are not orderly unless proven otherwise, and requires an entity to disclose inputs and valuation techniques, and changes therein, used to measure fair value

SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

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

In addition, SFAS No. 157 requires the Company to disclose the fair value measurements for financial assets on both a recurring and non-recurring basis.

Those assets which will continue to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
Assets:	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Government agencies and mortgage-backed securities	$—	$21,659,912	$—
State and municipal obligations	—	1,430,325	—
Corporate securities	—	4,816,650	200
Equity securities	—	10,994	—

Totals	$—	$27,917,881	$200

As a result of general market conditions and the illiquidity in the market for both single issuer and pooled trust preferred securities, management deemed it necessary to perform its market value measurement of each of the trust preferred securities based upon an internally developed discounted cash flow model (Level 3). In arriving at the discount rate used in the model for each issue, the Company identified a trading group of similar securities quoted on the New York Stock Exchange or the NASDAQ Stock Market, based upon its review of market data points, such as Moody’s or comparable credit ratings, maturity, price, and yield. The Company indexed the individual securities within the trading group to a comparable interest rate swap (to maturity) in determining the spread. The average spread on the trading group was matched with the individual trust preferred issues based on their comparable credit rating which was then used in arriving at the discount rate input to the model. The Company did not measure any assets or liabilities using a Level 3 measurement prior to September 30, 2008.

The following provides details of the fair value measurement activity for Level 3 for the quarter ended June 30, 2009:

Fair Value Measurement Activity—Level 3 (only)

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Trust Preferred Securities	Total
Balance, April 1, 2009	$309,600	$309,600
Total gains (losses), realized/unrealized:
Included in earnings (1)	(591,800)	(591,800)
Included in accumulated other comprehensive loss	282,400	282,400
Purchases, maturities, prepayments and call, net	—	—
Transfers into Level 3 (2)	—	—

Outstanding at the end of the period	$200	$200

(1)	Amount included in impairment charge on available for sale securities on Consolidated Statement of Income.
(2)	Transfers into Level 3 are assumed to occur at the end of the quarter in which the transfer occurred.

The following provides details of the fair value measurement activity for Level 3 for the six months ended June 30, 2009:

Fair Value Measurement Activity—Level 3 (only)

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Trust Preferred Securities	Total
Balance, January 1, 2009	$1,014,180	$1,014,180
Total gains (losses), realized/unrealized:
Included in earnings (1)	(1,077,400)	(1,077,400)
Included in accumulated other comprehensive loss	63,420	63,420
Purchases, maturities, prepayments and call, net	—	—
Transfers into Level 3 (2)	—	—

Outstanding at the end of the period	$200	$200

(1)	Amount included in impairment charge on available for sale securities on Consolidated Statement of Income.
(2)	Transfers into Level 3 are assumed to occur at the end of the period in which the transfer occurred.

In accordance with FSP SFAS 157-4 management assessed whether the volume and level of activity for certain asset have significantly decreased when compared with normal market conditions. The Company concluded that there has been a significant decrease in the volume and level of activity with respect to certain investments included in the corporate debt securities and classified as level 2 in accordance with SFAS 157 framework for fair value measurements. The decrease in the volume and level of activity has been previously contemplated at adoption of FSP SFAS 157-3 and incorporated in the valuation of these assets. Fair value for such securities is obtained from third party broker quotes. The Company evaluated these values to determine that the quoted price is based on current information that reflects orderly transactions or a valuation technique that reflects market participant assumptions by benchmarking the valuation results and assumptions used against similar securities that are more actively traded in order to assess the reasonableness of the estimated fair values. The fair market value estimates we assign to these securities assume liquidation in an orderly fashion and not under distressed circumstances.

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

Impaired Loans

The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. Under SFAS No. 114, collateral dependent impaired loans are valued based on the fair value of the collateral which is based on appraisals. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. At June 30, 2009, specific reserves were calculated for an impaired loan with a carrying amount of $760,000. The collateral underlying this loan had a fair value of $630,000, resulting in a specific reserve in the allowance for loan losses of $130,000. No specific reserve was calculated for impaired loans with an aggregate carrying amount of $2.9 million at June 30, 2009, as the underlying collateral value was not below the carrying amount.

Federal Home Loan Bank Stock

The Company holds required equity investments in the stock of Federal Home Loan Bank. Investment in the FHLB stock is evaluated for impairment in accordance with AICPA Statement of Position No. 01-6,

Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. These investments may be measured based upon a discounted cash flow model reliant on observable and unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 2 or 3, depending on such inputs used. At June 30, 2009 the Company determined that there was no impairment and therefore fair value disclosure under the provision of SFAS No. 157 is not applicable.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. At June 30, 2009, the Company determined that there was no impairment and therefore fair value disclosure under the provision of SFAS No. 157 is not applicable.

In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to disclose the fair value of financial instruments. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a distressed sale. Fair value is best determined using observable market prices, however for many of the Company’s financial instruments no quoted market prices are readily available. In instances where quoted market prices are not readily available, fair value is determined using present value or other techniques appropriate for the particular instrument. These techniques involve some degree of judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange. Different assumptions or estimation techniques may have a material effect on the estimated fair value.

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	14,876,022	14,876,022	8,530,159	8,530,159
Investment securities:
Held to maturity	4,407,290	4,506,082	4,114,469	4,202,057
Available for sale	30,625,958	27,918,080	33,290,674	33,290,674
Loans receivable, net	636,558,647	649,446,982	594,452,171	606,679,000
Federal Home Loan Bank stock	7,628,500	7,628,500	7,095,100	7,095,100

Liabilities:
NOW and other demand deposit accounts	217,729,493	217,729,493	198,221,573	198,221,573
Passbook savings and club accounts	64,962,998	64,962,998	55,402,098	55,402,098
Certificates	207,776,478	204,159,043	202,331,089	198,395,816
Advances from Federal Home Loan Bank	142,900,000	152,024,973	133,800,000	149,194,352
Securities sold under agreements to repurchase	—	—	—	—
Junior subordinated debenture	15,464,000	7,732,000	15,464,000	6,958,800

Cash and Cash Equivalents—For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Investment and Mortgage-Backed Securities—For investment securities, fair values are based on a combination of quoted prices for identical assets in active markets, quoted prices for similar assets in markets that are either actively or not actively traded and pricing models, discounted cash flow methodologies, or similar techniques that may contain unobservable inputs that are supported by little or no market activity and require significant judgment. For investment securities that do not actively trade in the marketplace, (primarily our investment in non-issuer trust preferred securities) fair value is obtained from third party broker quotes. The Company evaluates prices from a third party pricing service, third party broker quotes, and from another independent third party valuation source to determine their estimated fair value. These quotes are benchmarked against similar securities that are more actively traded in order to assess the reasonableness of the estimated fair values. The fair market value estimates we assign to these securities assume liquidation in an orderly fashion and not under distressed circumstances. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” changes in fair value are reflected in the carrying value of the asset and are shown as a separate component of stockholders’ equity.

Loans Receivable—Net—The fair value of loans receivable is estimated based on the present value using discounted cash flows based on estimated market discount rates at which similar loans would be made to borrowers and reflect similar credit ratings and interest rate risk for the same remaining maturities.

Federal Home Loan Bank (FHLB) Stock—Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. While certain conditions are noted that required management to evaluate the stock for impairment, it is currently probable that the Company will realize its cost basis. Management concluded that no impairment existed as of June 30, 2009. The estimated fair value approximates the carrying amount.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since June 30, 2009 and December 31, 2008, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10. REAL ESTATE OWNED

Summary of Real Estate Owned Activity:

	Residential Properties	Total
Beginning balance, January 1, 2009	$—	$—
Transfers into real estate owned	827,781	827,781
Sales of real estate owned	(768,064)	(768,064)

Ending balance, June 30, 2009	$59,717	$59,717

11. SECOND STEP CONVERSION

On August 20, 2008, the Boards of Directors of the Company, OC Financial MHC and the Bank adopted a Plan of Conversion and Reorganization (the “Plan”) pursuant to which the Bank will reorganize from the mutual holding company structure to the stock holding company structure. Pursuant to the terms of the Plan, shares of the Company’s common stock held by persons other than OC Financial MHC will be converted into shares of a new New Jersey corporation pursuant to an exchange ratio designed to preserve their aggregate percentage ownership interest. The new New Jersey holding company will offer shares of its common stock for sale to the Bank’s eligible account holders, to the Bank’s tax-qualified employee benefit plans and to members of the general public in a subscription and community offering in the manner, and subject to the priorities, set forth in the Plan. The transactions contemplated by the Plan of Conversion were conditionally approved by the Office of Thrift Supervision on November 12, 2008 and were approved by the shareholders of the Company and members of OC Financial MHC on January 8, 2009. If the conversion and offering are completed, conversion costs will be netted against the offering proceeds. If the conversion and offering are terminated, such costs will be expensed. As of June 30, 2009, the Company had incurred approximately $1,407,200 of conversion costs. The Plan will terminate on January 8, 2011 if the Company has not completed the conversion by that date.

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

MARKET OVERVIEW

The continued turbulence in the economy and the current financial crisis, including the housing-related credit decline and the capital markets liquidity crisis that has affected the liquidity and valuation of many investment vehicles, remains a concern for the Company. Economic conditions deteriorated into a recession during 2008 which has continued into 2009. One of the primary concerns for the Company is the slump in the housing market. While the South Jersey area has not suffered wholesale declines in the value of residential real estate as have other areas of the country, this downturn has rippled through many parts of the economy, including construction lending and lending to contractors. Such conditions increase our exposure to the risk of non-performance in our construction and commercial loan portfolios. The Company continues to focus on the credit quality of its customers—closely monitoring the financial status of borrowers throughout the Company’s markets, gathering information, working on early detection of potential problems, taking pre-emptive steps where necessary and doing the analysis required to maintain adequate reserves. This decline in real estate market values has also led to increases in our allowance for loan losses and loan loss provision.

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

The following discussion provides further details on the financial condition and results of operations of the Company at and for the period ended June 30, 2009.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2009 AND DECEMBER 31, 2008

Total assets of the Company increased by $45.8 million to $724.2 million at June 30, 2009 from $678.5 million at December 31, 2008. Loans receivable, net, increased $42.1 million, investment and mortgage-backed securities decreased $5.1 million and cash and cash equivalents increased by $6.3 million. Asset growth was funded by an increase in deposits of $34.5 million and borrowings of $9.1 million.

Investments

Investments decreased $5.1 million to $32.3 million at June 30, 2009 from $37.4 million at December 31, 2008. The decrease was the result of normal repayments of principal of $3.8 million in mortgage-backed securities, as well as a decrease of $1.5 million in corporate securities, including $1.1 million in impairment charges and $200,000 in unrealized losses.

Loans

Loans receivable, net, increased $42.1 million to $636.6 million at June 30, 2009 from $594.5 million at December 31, 2008. Loan originations totaled $95.2 million for the six months ended June 30, 2009 compared to $92.2 million originated in the six months ended June 30, 2008. Real estate mortgage loan originations totaled $67.9 million, real estate construction loan originations totaled $7.4 million, consumer loan originations totaled $14.4 million and commercial loan originations totaled $5.5 million for the six months ended June 30, 2009. Origination activity was offset by $51.9 million of normal loan payments and payoffs.

The following table summarizes changes in the loan portfolio in the six months ended June 30, 2009.

	June 30, 2009	December 31, 2008	$ change	% change
	(Dollars in thousands)
Real estate—mortgage:
One-to-four-family residential	$497,156	$464,731	$32,425	7.0%
Commercial and multi-family	44,795	42,612	2,183	5.1

Total real estate—mortgage	541,951	507,343	34,608	6.8
Real estate—construction:
Residential	8,470	7,858	612	7.8
Commercial	3,681	1,021	2,660	260.5

Total real estate—construction	12,151	8,879	3,272	36.9
Commercial	18,548	17,111	1,437	8.4
Consumer:
Home equity	63,267	60,020	3,247	5.4
Other consumer loans	852	957	(105)	(11.0)

Total consumer loans	64,119	60,977	3,142	5.2
Total loans	636,769	594,310	42,459	7.1

Net deferred loan cost	2,879	2,826	53	1.9
Allowance for loan losses	(3,089)	(2,684)	(405)	15.1

Net total loans	$636,559	$594,452	$42,107	7.1%

Non-Performing Assets

Non-performing assets totaled $4.6 million at June 30, 2009 compared to $2.0 million at December 31, 2008 and $1.9 million at June 30, 2008. The increase from December 31, 2008 was the result of $2.3 million of loans to a group of related borrowers that became non-performing, including a $1.2 million residential real estate loan, $737,000 in commercial real estate loans and a commercial business loan of $374,000. Subsequent to quarter-end, the commercial real estate loans and commercial line of credit totaling $1.1 million were brought current. There was no real estate owned added during the quarter and the sale of real estate owned totaled $383,000. Net charge-offs (recoveries) were $(1,400) in the six months ended June 30, 2009 compared to $(2,000) in the same period last year. The allowance for loan losses was 0.49% of total loans at June 30, 2009 versus 0.44% at June 30, 2008.

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Allowance for loan losses:
Allowance at beginning of period	$2,684	$2,307
Provision for loan losses	404	159
Recoveries	1	2
Charge-offs	—	—

Net recoveries	(1)	(2)

Allowance at end of period	$3,089	$2,468

Allowance for loan losses as a percent of total loans	0.49%	0.44%
Allowance for loan losses as a percent of non-performing loans	67.51%	129.06%

	June 30, 2009	December 31, 2008
	(In thousands)
Nonaccrual loans:
Real estate mortgage loans—residential	$3,358	$1,861
Real estate mortgage loans—commercial	737	—
Commercial loans	374	—
Consumer loans	40	112

Total of non-accrual and 90 days or more past due loans	4,509	1,973
Real estate owned	60	—

Total non-performing assets	$4,569	$1,973

Total non-performing loans to total loans	0.72%	0.33%
Total non-performing assets to total assets	0.63%	0.29%

Deposits

Deposits increased by $34.5 million, or 7.6%, to $490.5 million at June 30, 2009 from $456.0 million at December 31, 2008. Interest bearing demand deposits increased $12.8 million, certificates of deposit increased by $5.4 million, savings accounts increased by $9.6 million and non-interest bearing checking accounts increased $6.7 million. The Company continued its focus on attracting core deposits, which increased $29.1 million, and accounted for 84.2% of the $34.5 million increase in deposits.

The following table summarizes changes in deposits in the six months ended June 30, 2009.

	June 30, 2009	December 31, 2008	$ change	% change
	(Dollars in thousands)
Non-interest-bearing demand deposits	$56,499	$49,828	$6,671	13.4%
Interest-bearing demand deposits	161,231	148,394	12,837	8.7%
Savings accounts	64,963	55,402	9,561	17.3%
Time deposits	207,776	202,331	5,445	2.7%

Total	$490,469	$455,955	$34,514	7.6%

Borrowings

Federal Home Loan Bank advances increased $9.1 million to $142.9 million at June 30, 2009 from $133.8 million at December 31, 2008. Junior subordinated debt was unchanged at $15.5 million at June 30, 2009 compared to December 31, 2008.

Stockholders’ Equity

Stockholders’ equity increased $1.5 million to $65.9 million at June 30, 2009, from December 31, 2008, primarily as a result of current year earnings added to equity.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Net income was $671,000 for the three months ended June 30, 2009 as compared to $1,089,000 for the three months ended June 30, 2008. The $417,000, or 38.3%, decrease in 2009 from 2008 resulted from an increase in net interest income which was more than offset by an increase in the provision for loan losses, a decrease in other income attributable to an increase in non-cash impairment charges on investment securities, and an increase in other expenses primarily attributable to increased general operating costs and the effect of an industry-wide special deposit insurance assessment. In May 2009, the FDIC imposed a special assessment on all insured depository institutions due to recent bank and savings association failures. The emergency assessment amounts to 5 basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. The assessment on Ocean City Home Bank, which will be collected on September 30, 2009, is $324,000.

Net income was $1.6 million for the six months ended June 30, 2009 as compared to $1,819,000 for the six months ended June 30, 2008. The $235,000, or 12.9%, decrease in 2009 from 2008 was due to an increase in net interest income which was more than offset by an increase in the provision for loan losses, a decrease in other income primarily attributable to an increase in non-cash impairment charges on investment securities, and an increase in other expenses primarily attributable to increased general operating costs as well as the special deposit insurance assessment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Net income	$671	$1,089	$1,584	$1,819
Basic earnings per share	$0.08	$0.14	$0.20	$0.23
Basic and diluted earnings per share	$0.08	$0.13	$0.20	$0.22
Return on average assets (annualized)	0.38%	0.66%	0.45%	0.56%
Return on average equity (annualized)	4.02%	6.81%	4.82%	5.69%

Net Interest Income

The following table summarizes changes in interest income and interest expense for the three-month periods ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009	2008	$ change	% change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$8,593	$8,148	$445	5.5%
Investment securities	552	746	(194)	26.0
Other interest-earning assets	—	41	(41)	100.0

Total interest income	9,145	8,935	210	2.4

INTEREST EXPENSE:
Deposits	2,236	2,526	(290)	(11.5)
Borrowings	1,530	1,784	(254)	(14.2)

Total interest expense	3,766	4,310	(544)	(12.6)

Net interest income	$5,379	$4,625	$754	16.3

Interest income increased by $210,000 in the second quarter of 2009 compared to the second quarter of 2008. The increase was driven primarily by increased interest income on higher loan balances.

Interest expense decreased by $544,000, or 12.6%, over the second quarter of 2008 primarily due to lower rates paid on deposits and borrowings.

The interest rate spread and net interest margin were 2.96% and 3.27%, respectively, for the three months ended June 30, 2009 compared to 2.58% and 3.00% for the same period in 2008. The increase in average earning assets of $41.9 million and the decrease in average cost of funds of 62 basis points was offset by a rise of average interest bearing liabilities of $44.4 million and a decrease in the average yield on earning assets of 25 basis points.

The following table summarizes changes in interest income and interest expense for the six-month periods ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
INTEREST INCOME:
Loans	$17,054	$16,083	$971	6.0%
Investment securities	1,082	1,665	(583)	(35.0)
Other interest-earning assets	—	64	(64)	(100.0)

Total interest income	$18,136	$17,812	$324	1.8

INTEREST EXPENSE:
Deposits	$4,549	$5,390	$(841)	(15.6)
Borrowings	3,057	3,471	(414)	(11.9)

Total interest expense	7,606	8,861	(1,255)	(14.2)

Net interest income	$10,530	$8,951	$1,579	17.6

Interest income increased by $324,000 in the six months ended June 30, 2009 compared to the same period in 2008 primarily as a result of increased interest income on higher loan balances.

Interest expense decreased by $1.3 million primarily as a result of lower rates paid on deposits and borrowings.

The interest rate spread and net interest margin of the Company were 2.93% and 3.24%, respectively, for the six months ended June 30, 2009 compared to 2.59% and 2.95% for the same period in 2008. The increase in average earning assets of $43.6 million and a decrease in average cost paid on liabilities of 63 basis points was offset by a rise of average interest bearing liabilities of $34.6 million and a decrease in the average yield on earning assets of 29 basis points.

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

Average Balance Tables	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$626,004	$8,593	5.49%	$561,576	$8,148	5.80%
Investment securities	32,591	552	6.78%	47,163	746	6.33%
Other interest-earning assets	—	—		7,932	41	2.07%

Total interest-earning assets	658,595	9,145	5.55%	616,671	8,935	5.80%
Noninterest-earning assets	50,970			44,615

Total assets	$709,565			$661,286

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$161,251	$499	1.24%	$144,767	$560	1.55%
Savings accounts	62,051	172	1.11%	55,304	152	1.10%
Certificates of deposit	213,955	1,565	2.93%	172,662	1,814	4.20%

Total interest-bearing deposits	437,257	2,236	2.05%	372,733	2,526	2.71%
FHLB advances	128,574	1,195	3.72%	141,148	1,363	3.86%
Securities sold under agreements to repurchase	—	—		7,555	86	4.54%
Subordinated debt	15,464	335	8.67%	15,464	335	8.67%

Total borrowings	144,038	1,530	4.25%	164,167	1,784	4.35%

Total interest-bearing liabilities	581,295	3,766	2.59%	536,900	4,310	3.21%
Noninterest-bearing demand accounts	53,146			53,088
Other	8,311			7,326

Total liabilities	642,752			597,314
Stockholders’ equity	66,813			63,972

Total liabilities and stockholders’ equity	$709,565			$661,286

Net interest income		$5,379			$4,625

Interest rate spread			2.96%			2.58%
Net interest margin			3.27%			3.00%
Average interest-earning assets to average interest-bearing liabilities	113.30%			114.86%

Average Balance Tables	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$615,685	$17,054	5.54%	$548,963	$16,083	5.86%
Investment securities	34,655	1,082	6.25%	52,119	1,665	6.39%
Other interest-earning assets	—	—		5,642	64	2.28%

Total interest-earning assets	650,340	18,136	5.58%	606,724	17,812	5.87%
Noninterest-earning assets	49,408			44,010

Total assets	$699,748			$650,734

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$159,438	$993	1.25%	$157,859	$1,276	1.62%
Savings accounts	59,223	326	1.10%	53,653	295	1.10%
Certificates of deposit	209,446	3,230	3.08%	173,389	3,819	4.41%

Total interest-bearing deposits	428,107	4,549	2.13%	384,901	5,390	2.80%
FHLB advances	130,534	2,387	3.66%	131,368	2,619	3.99%
Securities sold under agreements to repurchase	—	—		7,777	182	4.68%
Subordinated debt	15,464	670	8.67%	15,464	670	8.67%

Total borrowings	145,998	3,057	4.19%	154,609	3,471	4.49%

Total interest-bearing liabilities	574,105	7,606	2.65%	539,510	8,861	3.28%
Noninterest-bearing demand accounts	51,706			40,281
Other	8,262			7,065

Total liabilities	634,073			586,856
Stockholders’ equity	65,675			63,878

Total liabilities and stockholders’ equity	$699,748			$650,734

Net interest income		$10,530			$8,951

Interest rate spread			2.93%			2.59%
Net interest margin			3.24%			2.95%
Average interest-earning assets to average interest-bearing liabilities	113.28%			112.46%

Provision for Loan Losses

We review the level of the allowance for loan losses on a monthly basis and establish the provision for loan losses based on the volume and types of lending, delinquency levels, loss experience, the amount of classified loans, economic conditions and other factors related to the collectibility of the loan portfolio. The provision for loan losses was $252,000 and $404,000 in the three and six months ended June 30, 2009 compared to $89,600 and $158,600 in the three and six months ended June 30, 2008. The increased provision was primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of non-performing loans, growth in the loan portfolio and the current economic environment.

Other Income

The following table summarizes other income for the three months ended June 30, 2009 and 2008 and the changes between the periods.

	Three Months Ended June 30,
	2009	2008	% Change
	(Dollars in thousands)
OTHER INCOME:

Service charges	$441	$442	0.0%
Cash surrender value of life insurance	106	107	(1.0)
Impairment charge on AFS securities	(592)	—	N/M
Loss on sale of securities	—	(54)	N/M
Other	224	172	30.2

Total other income	$179	$667	(73.2)%

N/M – Not measurable

Other income decreased $488,000, or 73.2%, to $179,000 for the three-month period ended June 30, 2009 from the same period in 2008. The decrease in income resulted from impairment charges on securities offset by higher other income and no losses on the sale of securities.

The following table summarizes other income for the six months ended June 30, 2009 and 2008 and the changes between the periods.

	Six Months Ended June 30,
	2009	2008	% Change
	(Dollars in thousands)
OTHER INCOME:

Service charges	$848	$808	4.9%
Cash surrender value of life insurance	210	210	0.0
Gain on call of AFS securities	6	4	50.0
Impairment charge on AFS securities	(1,077)	(313)	244.1
Loss on sale of securities	—	(54)	N/M
Other	393	322	22.0

Total other income	$380	$977	(61.1)

Other income decreased $597,000, or 61.1%, to $380,000 for the six-month period ended June 30, 2009 from the same period in 2008. The decrease was the result of increased impairment charges offset by increased service charge income, other income and no losses on sales of securities.

Other Expense

The following table summarizes other expense for the three months ended June 30, 2009 and 2008 and the changes between periods.

	Three Months Ended June 30,
	2009	2008	% Change
	(Dollars in thousands)
OTHER EXPENSE:

Salaries and employee benefits	$2,208	$2,046	7.9%
Occupancy and equipment	904	748	20.9
Federal insurance premiums	394	12	3183.3
Advertising	101	88	14.8
Professional services	181	156	16.0
Real estate owned expense	3	—	N/M
Other operating expense	415	364	14.0

Total other expense	$4,206	$3,414	23.2%

Other expenses increased $792,000 to $4.2 million for the three-month period ended June 30, 2009 from the same period in 2008. The increase in other expenses was primarily the result of the special deposit insurance assessment imposed by the FDIC and expenses associated with the opening of a new branch office in October of 2008.

The following table summarizes other expense for the six months ended June 30, 2009 and 2008 and the changes between the periods.

	Six Months Ended June 30,
	2009	2008	% Change
	(Dollars in thousands)
OTHER EXPENSE:

Salaries and employee benefits	$4,349	$3,976	9.4%
Occupancy and equipment	1,771	1,511	17.2
Federal insurance premiums	465	24	1837.5
Advertising	198	186	6.5
Professional services	336	368	(8.7)
Real estate owned expense	11	—	N/M
Other operating expense	817	724	12.8

Total other expense	$7,947	$6,789	17.1

Other expenses increased $1.2 million to $8.0 million for the six-month period ended June 30, 2009 from the same period in 2008. The increase in other expenses was primarily the result of the special deposit insurance assessment and expenses associated with the opening of a new branch office in October of 2008.

Income Taxes

Income taxes decreased $270,000 to $429,000 for an effective tax rate of 39.0% for the three months ended June 30, 2009 compared to $699,000 for an effective tax rate of 39.1% for the same period in 2008. The decrease in income taxes was a result of lower taxable income in 2009 compared to the same period in 2008.

Income taxes decreased $186,000 to $975,000 for an effective tax rate of 38.1% for the six months ended June 30, 2009 compared to $1.2 million for an effective tax rate of 39.0% for the same period in 2008. The decrease in income taxes was a result of lower taxable income in 2009 compared to the same period in 2008.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2009, cash and cash equivalents totaled $14.9 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $21.1 million at June 30, 2009. In addition, at June 30, 2009, we had the ability to borrow a total of approximately $220.7 million from the Federal Home Loan Bank of New York, which included available overnight lines of credit of $25.8 million. On that date, we had $12.9 million in overnight advances outstanding.

At June 30, 2009, we had $54.6 million in loan commitments outstanding, which included $17.5 million in undisbursed loans, $25.3 million in unused home equity lines of credit and $11.8 million in commercial lines of credit. Certificates of deposit due within one year of June 30, 2009 totaled $153.2 million, or 73.7% of certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

At June 30, 2009, the Bank exceeded all of its regulatory capital requirements with tangible capital of $67.1 million, or 9.38% of total adjusted assets, which is above the required level of $10.7 million or 1.5%; core capital of $67.1 million, or 9.38% of total adjusted assets which is above the required level of $28.6 million or 4.0%; and risk-based capital of $70.0 million, or 16.42% of risk-weighted assets, which is above the required level of $34.1 million or 8.0%. The Bank is considered a “well-capitalized” institution under the Office of Thrift Supervision’s prompt corrective action regulations.

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

The following table reflects changes in estimated net interest income only for Ocean Shore Holding.

	March 31, 2009 Percentage Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	(2.95)%	0.41%
100 basis point decrease in rates	N/M	N/M

The 200 basis point change in rates in the above table is assumed to occur evenly over the following 12 months. Based on the scenario above, net interest income would be adversely affected (within our internal guidelines) in the 12-month period if rates rose by 200 basis points. The 100 basis point decrease is not measurable as a result of the 0.00% to 0.25% target federal funds rate established by the Federal Reserve Board.

Net Portfolio Value Analysis

In addition to a net interest income simulation analysis, we use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or a sustained 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at March 31, 2009 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300 bp	$65,416	$(16,058)	(20)%	9.46%	(178)bp
200	77,830	(3,643)	(4)	10.99	(25)
100	83,261	1,788	2	11.58	33
50	82,673	1,200	1	11.45	20
0	81,474	—		11.24
(50)	78,833	(2,640)	(3)	10.85	(39)
(100)	74,826	(6,647)	(8)	10.30	(95)

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

For the three months ended June 30, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following are risks and uncertainties that may affect our business, financial condition and future results:

A continuation of recent turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Beginning in 2008, United States and global financial markets have experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a marked negative impact on the industry. Dramatic declines in the U.S. housing market over the past two years, with falling home prices, increasing foreclosures and increasing unemployment, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have also been working to design and implement programs to improve general economic conditions. Notwithstanding the actions of the United States and other governments, there can be no assurances that these efforts will be successful in restoring industry, economic or market conditions and that they will not result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including Ocean Shore Holding, are numerous and include (1) worsening credit quality, leading among other things to increases in loan losses and reserves, (2) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values, (3) capital and liquidity concerns regarding financial institutions generally, (4) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (5) recessionary conditions that are deeper or last longer than currently anticipated.

The current economic recession could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets and the strength of the economy in the United States generally and in our market area in particular. In the current recession, the national economy has experienced general economic downturns, with rising unemployment levels, declines in real estate values and erosion in consumer confidence. At the onset of the national downturn, New Jersey and our local market area did not experience a significant downturn. However, as the downturn has persisted, our local economy is mirroring the overall economy. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. Nearly all of our loans are secured by real estate or made to businesses in Atlantic or Cape May Counties in New Jersey. As a result of this concentration, a prolonged or more severe downturn in the local economy, which is heavily dependent on the gaming and tourism industries, could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would hurt our earnings. The economic downturn could also result in reduced demand for credit or fee-based products and services, which would hurt our revenues.

Failure to complete our second-step conversion will require us to expense conversion costs.

The Board of Directors of Ocean Shore Holding, OC Financial MHC and Ocean City Home Bank have adopted a Plan of Conversion and Reorganization pursuant to which Ocean City Home Bank will reorganize from the mutual holding company structure to the stock holding company structure (known as a “second-step conversion”). Completion of the second-step conversion requires the completion of a stock offering representing the 57.2% ownership interest in Ocean Shore Holding now owned by OC Financial MHC. Due to market conditions, Ocean Shore Holding has delayed the stock offering. Under the terms of the Plan of Conversion and Reorganization and Office of Thrift Supervision regulations, Ocean Shore Holding has until January 8, 2011 to complete the conversion. If Ocean Shore Holding does not resume the offering, it must expense the accumulated conversion costs, which total $1.4 million.

Our emphasis on residential mortgage loans exposes us to a risk of loss due to a decline in property values.

At June 30, 2009, $497.2 million, or 78.1%, of our loan portfolio consisted of one- to four-family residential mortgage loans, and $63.3 million, or 9.9%, of our loan portfolio consisted of home equity loans. Recent declines in the housing market have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral. Because of our location on the South Jersey shore, many of the properties securing our residential mortgages are second homes or rental properties. At March 31, 2009, 49.4% of our one- to four-family mortgage loans were secured by these types of properties. These loans generally are considered to be more risky than loans secured by the borrower’s permanent residence, since the borrower is typically dependent upon rental income to meet debt service requirements, in the case of a rental property, and when in financial difficulty is more likely to make payments on the loan secured by the borrower’s primary residence before a vacation home.

Commercial lending may expose us to increased lending risks.

At June 30, 2009, $63.3 million, or 10.0%, of our loan portfolio consisted of commercial and multi-family real estate loans, commercial construction loans and commercial business loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers do not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of Thrift Supervision, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of Thrift Supervision after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 0.49% of total loans outstanding and 67.5% of nonperforming loans at June 30, 2009. Our allowance for loan losses at June 30, 2009, may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings, except for the impairment attributable to non-credit related events for debt securities. As of June 30, 2009, our investment portfolio included six corporate debt securities with a book value of $8.2 million and an estimated fair value of $4.1 million. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down theses securities to their fair value. At June 30, 2009, we had an investment of $7.6 million in capital stock of the Federal Home Loan Bank of New York. If the Federal Home Loan Bank of New York is unable to meet minimum regulatory capital requirements or is required to aid the remaining Federal Home Loan Banks, our holding in Federal Home Loan Bank stock may be determined to be other than temporarily impaired and may require a charge to our earnings, which could have a material impact on our financial condition, results of operations and cash flows. Any other charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Increases in deposit insurance premiums and special FDIC assessments will hurt our earnings.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (7 cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 5 basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. The special assessment on Ocean City Home Bank was $324,000. In addition, the FDIC may impose additional emergency special assessments after June 30, 2009, of up to 5 basis points per quarter on each institution’s assets minus Tier 1 capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. The earliest possible date for imposing any such additional special assessment is September 30, 2009, with collection on December 30, 2009. The latest date possible for imposing any such additional special assessment is December 31, 2009, with collection on March 30, 2010. Any additional emergency special assessment imposed by the FDIC will hurt our earnings.

Changes in interest rates could reduce our net interest income and earnings.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. This contraction could be more severe following a prolonged period of lower interest rates, as a larger proportion of our fixed rate residential loan portfolio will have been originated at those lower rates and borrowers may be more reluctant or unable to sell their homes in a higher interest rate environment. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

Participation in the U.S. Treasury’s Temporary Liquidity Guarantee Program will hurt our earnings.

As part of its regulatory initiatives to restore confidence and encourage liquidity in the banking system, the FDIC implemented the Temporary Liquidity Guarantee Program (“TLGP”). As part of the TLGP, the FDIC will guaranty certain newly issued senior unsecured debt of certain financial institutions issued on or before October 31, 2009. In addition, the FDIC will also provide full coverage of non-interest bearing deposit transaction accounts until December 31, 2009. Eligible entities that did not opt out of participation in TLGP were automatically considered participants in the program. Ocean City Home Bank and Ocean Shore Holding are participants in the TLGP. Participants in the deposit portion of the TLGP will be assessed, on a quarterly basis, an annualized fee of 10 basis points on balances of non-interest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. These additional deposit insurance assessments will reduce our earnings. Participants issuing debt under the TLGP will be charged an annualized fee based on the amount and term of the debt issued. Ocean Shore Holding Co. currently has no plans to issue any FDIC-guaranteed debt under the TLGP.

Proposed regulatory reform may have a material impact on our operations.

On June 17, 2009, the Obama Administration published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system. The President’s plan contains several elements that would have a direct effect on Ocean Shore Holding and Ocean City Home Bank. Under the reform plan, the federal thrift charter and the Office of Thrift Supervision would be eliminated and all companies that control an insured depository institution must register as a bank holding company. Draft legislation would require Ocean City Home Bank to become a national bank or adopt a state charter. Registration as a bank holding company would represent a significant change, as there currently exist significant differences between savings and loan holding company and bank holding company supervision and regulation. For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the Office of Thrift Supervision does not impose any capital requirements on savings and loan holding companies. The reform plan also proposes the creation of a new federal agency, the Consumer Financial Protection Agency, that would be dedicated to protecting consumers in the financial products and services market. The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices. If implemented, the foregoing regulatory reforms may have a material impact on our operations. However, because the legislation needed to implement the President’s reform plan has not been introduced, and because the final legislation may differ significantly from the legislation proposed by the Administration, we cannot determine the specific impact of regulatory reform at this time.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
Month #1 April 1, 2009 through April 30, 2009	None	None	None	449

Month #2 May 1, 2009 through May 31, 2009	None	None	None	449

Month #3 June 1, 2009 through June 30, 2009	None	None	None	449

Total				449

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

The Annual Meeting of Stockholders of the Company was held on May 20, 2009. The results of the vote on the matters presented at the meeting are as follows:

1.	The following individuals were elected as directors, each for a three-year term:

	Votes for	Votes Withheld
Frederick G. Dalzell, MD	7,785,753	251,057
Robert A. Previti, Ed. D	7,786,653	250,157

2.	The appointment of Deloitte & Touche LLP as independent registered public accountants for the Company for the fiscal year ending December 31, 2009 was ratified by stockholders by the following vote:

For: 7,979,194;	Against: 47,108;	Abstain: 10,506

Broker non-votes totaled none.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Charter of Ocean Shore Holding Co. (incorporated by reference to Exhibit 3.1 to the Ocean Shore Holding Co. Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004)

3.2	Certificate of Amendment of Charter of Ocean Shore Holding Co. (incorporated by reference to Exhibit 3.2 to the Ocean Shore Holding Co. Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004)

3.3	Amended and Restated Bylaws of Ocean Shore Holding Co. (incorporated by reference to Exhibit 3.2 to the Ocean Shore Holding Co. Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-51000))

4.1	Specimen Stock Certificate of Ocean Shore Holding Co. (incorporated by reference to Exhibit 4.0 the Ocean Shore Holding Co. Registration Statement on Form S-1 (File No. 333-118597), as amended, initially filed on August 27, 2004)

4.2	No long-term debt instrument issued by Ocean Shore Holding Co. exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, Ocean Shore Holding Co. will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request

14.0	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.0 to the Ocean Shore Holding Co. (File No. 000-51000) Annual Report on Form 10-K for the year ended December 31, 2004)

21.0	List of Subsidiaries (incorporated by reference to Exhibit 21.0 to the Ocean Shore Holding Co. (File No. 000-51000) Annual Report on Form 10-K for the year ended December 31, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN SHORE HOLDING CO.
(Registrant)

Date: August 10, 2009	/s/ Steven E. Brady
Steven E. Brady
President and Chief Executive Officer

Date: August 10, 2009	/s/ Donald F. Morgenweck
Donald F. Morgenweck
Chief Financial Officer and Senior Vice President